Form 10-Q
period 2011-03-31
Aspect Software Group Holdings Ltd.
filed 2011-05-16
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands		98-0587778
(State or other jurisdiction of incorporation or organization)	300 Apollo Drive Chelmsford, Massachusetts 01824 (Address of principal executive offices)(Zip code) Telephone Number: Telephone: (978) 250-7900	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of April 30, 2011

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,206,615

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aspect Software Group Holdings Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$141,001	$86,370
Accounts receivable (net of allowances of $5,465 and $6,073, respectively)	60,604	80,387
Deferred tax assets	15,493	14,518
Other current assets	15,939	14,311
Inventories, net	4,842	4,627

Total current assets	237,879	200,213

Property, plant, and equipment, net	17,406	18,524
Intangible assets, net	98,054	109,169
Goodwill	631,986	631,943
Other assets	23,263	24,896

Total assets	$1,008,588	$984,745

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$13,730	$21,472
Current portion of long-term debt (1)	6,500	6,500
Accrued liabilities	74,860	70,742
Deferred revenues	113,438	88,326

Total current liabilities	208,528	187,040

Deferred tax liabilities	45,814	46,777
Long-term deferred revenue	8,592	9,266
Long-term debt (2)	793,406	794,647
Other long-term liabilities	41,529	41,071

Total liabilities	1,097,869	1,078,801

Contingencies (Note 7 and 9)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 234,653,451 and 233,242,948 shares issued, respectively	4	4
Additional paid-in capital	12,141	11,369
Treasury shares, at cost, 4,822,209 and 4,152,775 shares, respectively	(4,614)	(3,549)
Notes receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(2,561)	(2,286)
Accumulated deficit	(93,826)	(99,169)

Total shareholders’ deficit	(89,281)	(94,056)

Total liabilities and shareholders’ deficit	$1,008,588	$984,745

(1)	$1.5 million held by a minority shareholder as of March 31, 2011 and December 31, 2010—see Note 10.
(2)	$50.0 million held by a related party and $3.4 million held by a minority shareholder as of March 31, 2011 and December 31, 2010—see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Net revenues:
Product revenue	$26,449	$25,260
Services revenue	98,361	94,297

Total net revenues	124,810	119,557

Cost of revenues:
Cost of product revenue	8,019	6,881
Cost of services revenue	38,725	38,694
Amortization expense for acquired intangible assets	3,669	3,669

Total cost of revenues	50,413	49,244

Gross profit	74,397	70,313

Operating expenses:
Research and development	9,698	11,602
Selling, general and administrative	30,881	29,155
Amortization expense for acquired intangible assets	7,445	7,374
Restructuring charges	2,869	278

Total operating expenses	50,893	48,409

Income from operations	23,504	21,904
Interest and other expense, net	(16,335)	(10,632)

Income before income taxes	7,169	11,272
Provision for income taxes	1,826	4,350

Net income	$5,343	$6,922

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (unaudited)

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2010	233,242,948	$4	$11,369	(4,152,775)	$(3,549)	$(425)	$(2,286)	$(99,169)	$(94,056)
Net income	—	—	—	—	—	—	—	5,343	5,343
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(275)	—	(275)

Comprehensive income									$5,068

Issuance of ordinary shares	1,410,503	—	418	—	—	—	—	—	418
Repurchase of common stock	—	—	—	(669,434)	(1,065)	—	—	—	(1,065)
Stock-based compensation expense	—	—	354	—	—	—	—	—	354

Balance at March 31, 2011	234,653,451	$4	$12,141	(4,822,209)	$ (4,614)	$ (425)	$ (2,561)	$ (93,826)	$ (89,281)

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$5,343	$6,922
Reconciliation of net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,164	2,023
Amortization expense for acquired intangible assets	11,114	11,043
Non-cash interest expense	1,013	1,301
Non-cash compensation expense	354	1,236
Reduction of accounts receivable allowances	(589)	(103)
Increase to inventory reserves	27	75
Deferred income taxes	(1,938)	(2,319)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,123	4,908
Inventories	(194)	947
Other current assets and other assets	(760)	(4,821)
Accounts payable	(7,836)	(5,985)
Accrued liabilities and other liabilities	3,806	2,126
Deferred revenues	23,576	18,512

Net cash and cash equivalents provided by operating activities	57,203	35,865

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)
Purchases of property and equipment	(972)	(1,064)

Net cash and cash equivalents used in investing activities	(972)	(9,236)

Cash flows from financing activities:
Repayment of borrowings under debt facilities	(1,250)	(30,000)
Repurchase of common stock for payment of employee taxes on option exercise	(647)	—

Net cash and cash equivalents used in financing activities	(1,897)	(30,000)

Effect of exchange rate changes on cash	297	(1,557)

Net increase (decrease) in cash and cash equivalents	54,631	(4,928)
Cash and cash equivalents:
Beginning of period	86,370	51,301

End of period	$141,001	$46,373

Supplemental disclosure of cash flow information
Cash paid for interest	$7,968	$8,391

Cash paid for income taxes	$4,370	$11,085

See accompanying notes.

Aspect Software Group Holdings Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1— DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS

Description of Business

Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries, “Aspect Software” or the “Company”) provides products and services that turn the potential of unified communications into real business results across the enterprise and in the contact center. Unified communications streamlines and enhances customer-facing business processes with complete visibility and control, and enables businesses to seamlessly extend those processes beyond the traditional boundaries of the contact center to reach knowledge workers or subject matter experts in the enterprise in order to enhance collaboration.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Registration Statement on Form S-4 (File No. 333-170936) as amended, declared effective by the SEC on April 1, 2011. The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Boards (“FASB”) ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements.

In October 2009, the FASB ratified ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends the existing revenue recognition accounting standards to remove tangible products that contain software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance.

The Company adopted these new accounting pronouncements on January 1, 2011 on a prospective basis for transactions originating or materially modified on or after the adoption date. Note 2 – Revenue Recognition provides additional information on the Company’s adoption of these accounting pronouncements and the impact to the Company’s financial statements.

NOTE 2—REVENUE RECOGNITION

The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from license fees have been derived from sales of software products to end users through the Company’s direct sales force, distributors, and resellers.

The Company recognizes revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, (“ASC 985-605”), formerly known as AICPA Statement of Position 97-2, Software Revenue Recognition, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, or the provisions of FASB ASC 605-25, Multiple Element Arrangements, (“ASC 605-25”) formerly known as Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, depending on the nature of the arrangement.

Effective January 1, 2011, the Company prospectively adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC 605-25. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

1)

Eliminates the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement, which may result in more deliverables being treated as separate units of accounting.

2)

Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or management’s estimated selling price (ESP) if neither VSOE nor TPE is available. The objective of ESP is to determine the price if the product or service were sold on a stand-alone basis.

3)

Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

ASU 2009-14 amends the existing revenue recognition accounting standards to remove tangible products that contain software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance and should follow the guidance in ASU 2009-13 for multiple-element arrangements. In addition, ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.

The adoption of these new accounting pronouncements for transactions originating or materially modified on or after January 1, 2011 generally does not change the units of accounting for the Company’s revenue transactions, since most products and services qualify as separate units of accounting.

As required by ASU 2009-13, the Company establishes selling price using VSOE, if it exists, otherwise TPE is used. If neither VSOE nor TPE of selling price exists for a unit of accounting, the Company uses ESP. TPE is determined based on the prices charged by competitors of the Company for similar deliverables when sold separately. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, and deal size, cumulative customer purchases, and profit goals.

The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes and therefore relies upon VSOE or ESP in allocating revenue.

The Company plans to analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis, or more frequently if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

The Company has established VSOE of selling price for support and maintenance services, professional services, and education, and ESP for software licenses and hardware.

The Company’s arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the existing software revenue recognition guidance. In accordance with the provisions of ASC 605-25, the transaction consideration for these multiple element arrangements is allocated to software and non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In those circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation. The amount allocated to the Software deliverables as a group is then accounted for in accordance with the Software Revenue Recognition guidance in ASC 985-605.

As a result of implementing ASU 2009-13 and ASU 2009-14, the Company recognized $1.1 million as revenue in the three months ended March 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The Company anticipates the effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.

The Company recognizes revenue from the sale of software product licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the Product is delivered to a common carrier at the Company’s loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, the Company generally recognizes revenues upon shipment to the reseller or identified end user.

At the time of the Product sale, the Company assesses whether the fee associated with the revenue transaction is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based in part on the payment terms associated with the transaction. If any portion of a fee is due beyond the Company’s normal payment terms, the Company evaluates the specific facts and circumstances to determine if the fee is fixed or determinable. If it is determined that the fee is not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not probable, then the Company will defer the entire fee and recognize revenue upon receipt of cash.

For software arrangements with multiple elements not subject to ASU 2009-13 and ASU 2009-14, the Company applies the residual method in accordance with ASC 985-605. The residual method requires the portion of the total arrangement fee attributable to undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. The Company has established VSOE of fair value for support and maintenance services, professional services, and education. The Company has not established VSOE for its software licenses or hardware.

In connection with the sale of its software licenses, the Company sells support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, and internet and telephone access to technical support personnel.

Many of the Company’s software arrangements also include professional services for consulting and implementation sold under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements, as well as when sold on a standalone basis, is generally recognized as the services are performed.

The Company recognizes revenue associated with education as these services are performed.

Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, and educational services prior to satisfying the revenue recognition criteria related to those payments.

The Company records its estimate for customer returns as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause the Company’s return estimates to differ from actual results.

NOTE 3—EQUITY

Stock-based Compensation

Stock-based compensation expense is reflected within the Company’s consolidated statement of income during the three months ended March 31, 2011 and 2010 as follow (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of services	$62	$8
Research and development	30	9
Selling, general and administrative	262	1,219

Total	$354	$1,236

Comprehensive Income

Comprehensive income consists of (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$5,343	$6,922
Change in cumulative translation adjustment, net of tax	(275)	(1,149)

Comprehensive income	$5,068	$5,773

NOTE 4—INVENTORY

Inventories consist of (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$893	$805
Finished goods	3,949	3,822

Total	$4,842	$4,627

NOTE 5—FAIR VALUE OF ASSETS AND LIABILITIES

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of March 31, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$141,001	$141,001	$—	$—
Interest rate cap	83	—	83	—

Liabilities
Debt	$799,906	$—	$795,000	$4,906
Accrued restructuring—facilities(1)	680	—	680	—

(1)	Measured on a non-recurring basis

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2010 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$86,370	$86,370	$—	$—
Interest rate cap	186	—	186	—

Liabilities
Debt	$801,147	$—	$796,250	$4,897
Accrued restructuring—facilities(1)	839	—	839	—

(1)	Measured on a non-recurring basis

The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Level 3 unobservable inputs include situations where there is little, if any, market activity. The Company has considered the trading activity for its debt, though limited, and determined that the fair market value of debt is equal to par at both March 31, 2011 and December 31, 2010. The inputs into the determination of fair value require significant management judgment and estimation

During 2010 and in prior years, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on market conditions and quoted market prices for similar sublease arrangements.

NOTE 6—DERIVATIVES

The Company’s first lien credit facility requires that the Company enter into one or more hedge instrument agreements for a minimum period of three years for fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a two year interest rate cap at 5% in the third quarter of 2010. The Company will satisfy the requirement for the third year prior to November 7, 2012.

The interest rate cap agreement does not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the consolidated statements of income. The Company utilizes observable inputs to determine the fair value of its interest rate cap and has recorded a loss of approximately $0.1 million during the three months ended March 31, 2011.

Derivatives held by the Company as of March 31, 2011 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	September 3, 2010	November 7, 2012	5.0%	$83

NOTE 7—INCOME TAXES

For the first quarter of 2011, the Company’s effective tax rate was 25.4%. The effective tax rate differs from the statutory rate primarily due to the impact of foreign operations in lower tax jurisdictions partially offset by additions to ASC740-10 reserves for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and December 31, 2010 the Company had accrued approximately $4.8 million and $4.5 million respectively for potential interest and penalties related to uncertain tax positions.

The U.S. Internal Revenue Service (“IRS”) recently completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS has proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred offshore by Aspect Communications, Inc. (“Aspect Communications”) in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS has disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications in 2005. The IRS assessment does not include interest on underpayments and additional state taxes that would be due if the Company is unsuccessful in defending the positions reported on its tax returns. The Company has analyzed the technical merits of each of the IRS’ assessments and the strength of the positions claimed on its tax returns, which included an analysis performed by an independent party at the time of the intellectual property transfer, and has reserved for certain items consistent with the requirements of FASB Accounting Standards Codification (“ASC”) 740-10 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. However, the Company has not recorded any reserve for uncertain tax positions related to the transfer of intellectual property, because it believes that the positions reported on its tax returns will be sustained on their technical merits. The Company intends to vigorously contest the assessment at IRS Appeals and, if necessary, in court. The process may be time consuming and expensive and if the Company is not successful in reversing or minimizing the tax adjustment, the resulting liability could have a material adverse impact on the Company.

The tax years 2005 and forward remain open to examination by taxing authorities around the world.

NOTE 8—RESTRUCTURING

During 2010, the Company abandoned certain leases and reduced its workforce as a result of the acquisition and integration of Quilogy, Inc. In addition, the Company established a presence in Ireland for operations as well as certain back office functions which resulted in employee related restructuring costs during 2010 and in the three months ended March 31, 2011. During the three months ended March 31, 2011, the Company also realigned its headcount profile due to completion of the latest release of Unified IP and in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees during the three month period ended March 31, 2011. The Company expects all severance payments to be made by the end of calendar 2011.

Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2010	$1,601	$839	$2,440
Provisions	2,869	—	2,869
Interest accretion	—	13	13
Payments	(1,801)	(172)	(1,973)

Balance at March 31, 2011	$2,669	$680	$3,349

The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.

NOTE 9—CONTINGENCIES

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial condition of the Company based on the nature and status of proceedings at this time.

In January 2008, the Company filed an action in state court in Massachusetts against Kenexa Technology, Inc. (“Kenexa”) alleging fraudulent misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of Mass. Gen. Laws ch. 93A, in each case in connection with a 2007 agreement pursuant to which Kenexa agreed to provide outsourced employee recruiting and processing. In May 2010, a jury trial resulted in a verdict totaling approximately $0.8 million for Kenexa, of which approximately $0.4 million was paid in July 2010. The court denied the Company’s 93A claims in January 2011, and it ruled in February 2011 that the Company must pay Kenexa approximately $1.7 million in attorney fees, interest and costs which is included in accrued expenses at December 31, 2010. For the year ended December 31, 2010, the Company recorded approximately $1.8 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. In April 2011, the Company filed a notice of appeal of the trial court verdict.

In May 2009, the Company was sued in Minnesota by a former sales representative of the Company, Automated Telemarketing Services, Inc. (“ATS”) for alleged claims of breach of contract, breach of covenant of good faith, and tortious interference with contract. In April 2011, a jury trial resulted in a verdict totaling approximately $1.7 million in damages plus interest in favor of ATS. For the quarter ended March 31, 2011, the Company recorded approximately $1.7 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. In May 2011, the Company filed a post-trial motion for a judgment notwithstanding the verdict with respect to the tortious interference claim or, alternatively, to reduce the damages on that claim.

The Company is not currently party to any other material legal proceedings. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.

NOTE 10—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended March 31, 2011 and 2010. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of income, with a related accrued expense amount $1.0 million as December 31, 2010. There was no accrued expense relating to these fees at March 31, 2011. Additionally, the majority shareholder received stock options during the year ended December 31, 2010 in connection with the Company’s equity consolidation.

The Company invoiced a minority shareholder $0.2 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively for product and services provided to the minority shareholder. Additionally, the Company had $4.9 million of debt outstanding which was held by the minority shareholder at both March 31, 2011 and December 31, 2010.

On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that the Company uses as a vendor. The Company paid $0.6 million and $0.1 million to LEC Ltd. during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid $1.4 million of interest expense during the three months ended March 31, 2010. The Company did not make an interest payment on the second lien credit facility in the first quarter 2011. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain Class L shareholders second lien credit facility holdings as of March 31, 2011 and December 31, 2010, respectively.

NOTE 11—SUBSEQUENT EVENTS

On April 4, 2011, the Company signed a definitive agreement to acquire the Corsidian businesses in Brazil, Mexico, Colombia and Puerto Rico (together, “Corsidian”). Corsidian is a customer contact solutions provider in the Latin American (“LATAM”) region with approximately 100 employees. Corsidian has been a top-producing Aspect channel partner for many years. The acquisition of Corsidian will provide the Company with an immediate and substantial direct presence in the LATAM region, helping to fully capitalize on market growth opportunities in that region. The acquisition is expected to be completed later in the second quarter, subject to customary closing conditions and governmental clearances. The purchase price will be determined on the closing date based upon defined criteria, including the financial position of Corsidian as of the close date.

Additionally, on April 4, 2011, pursuant to the terms of a registration rights agreement, the Company initiated an offer to exchange its then outstanding senior secured lien notes for a new issue of debt securities on substantially identical terms that are registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The exchange offer expired on May 2, 2011.

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.

Supplemental Condensed Consolidating Balance Sheet (unaudited)

March 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$61,940	$77,535	$—	$141,001
Accounts receivable, net	—	42,089	35,472	(16,957)	60,604
Deferred tax assets	—	14,709	784	—	15,493
Other current assets	—	10,945	4,994	—	15,939
Inventories, net	—	4,160	682	—	4,842

Total current assets	1,526	133,843	119,467	(16,957)	237,879

Property, plant, and equipment, net	—	14,834	2,572	—	17,406
Intangible assets, net	—	97,460	594	—	98,054
Goodwill	—	630,800	1,186	—	631,986
Investment in subsidiaries	(89,937)	55,778	—	34,159	—
Other assets	175	21,714	1,374	—	23,263

Total assets	$(88,236)	$954,429	$125,193	$17,202	$1,008,588

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,045	$7,470	$22,172	$(16,957)	$13,730
Current portion of long-term debt	—	6,500	—	—	6,500
Accrued liabilities	—	60,738	14,122	—	74,860
Deferred revenues	—	86,170	27,268	—	113,438

Total current liabilities	1,045	160,878	63,562	(16,957)	208,528

Deferred tax liabilities	—	45,814	—	—	45,814
Long-term deferred revenue	—	7,837	755	—	8,592
Long-term debt	—	793,406	—	—	793,406
Other long-term liabilities	—	36,431	5,098	—	41,529

Total liabilities	1,045	1,044,366	69,415	(16,957)	1,097,869
Total shareholders’ equity (deficit)	(89,281)	(89,937)	55,778	34,159	(89,281)

Total liabilities and shareholders’ equity (deficit)	$(88,236)	$954,429	$125,193	$17,202	$1,008,588

Supplemental Condensed Consolidating Balance Sheet (unaudited)

December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$20,433	$64,411	$—	$86,370
Accounts receivable, net	—	68,657	34,400	(22,670)	80,387
Deferred tax assets	—	13,715	803	—	14,518
Other current assets	—	9,742	4,569	—	14,311
Inventories, net	—	3,908	719	—	4,627

Total current assets	1,526	116,455	104,902	(22,670)	200,213

Property, plant, and equipment, net	—	15,734	2,790	—	18,524
Intangible assets, net	—	108,520	649	—	109,169
Goodwill	—	630,800	1,143	—	631,943
Investment in subsidiaries	(95,409)	44,223	—	51,186	—
Other assets	168	23,333	1,395	—	24,896

Total assets	$(93,715)	$939,065	$110,879	$28,516	$984,745

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$341	$19,752	$24,049	$(22,670)	$21,472
Current portion of long-term debt	—	6,500	—	—	6,500
Accrued liabilities	—	57,608	13,134	—	70,742
Deferred revenues	—	65,007	23,319	—	88,326

Total current liabilities	341	148,867	60,502	(22,670)	187,040

Deferred tax liabilities	—	46,777	—	—	46,777
Long-term deferred revenue	—	8,302	964	—	9,266
Long-term debt	—	794,647	—	—	794,647
Other long-term liabilities	—	35,881	5,190	—	41,071

Total liabilities	341	1,034,474	66,656	(22,670)	1,078,801
Total shareholders’ equity (deficit)	(94,056)	(95,409)	44,223	51,186	(94,056)

Total liabilities and shareholders’ equity (deficit)	$(93,715)	$939,065	$110,879	$28,516	$984,745

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended March 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$90,313	$41,101	$(6,604)	$124,810
Cost of revenues	—	39,610	17,407	(6,604)	50,413

Gross profit	—	50,703	23,694	—	74,397
Operating expenses:
Research and development	—	8,610	1,088	—	9,698
Selling, general and administrative	59	22,350	8,472	—	30,881
Amortization expense for acquired intangible assets	—	7,445	—	—	7,445
Restructuring charges	—	1,510	1,359	—	2,869

Total operating expenses	59	39,915	10,919	—	50,893

Income (loss) from operations	(59)	10,788	12,775	—	23,504
Interest and other income (expense), net	7	(14,434)	(1,908)	—	(16,335)

Income (loss) before income taxes	(52)	(3,646)	10,867	—	7,169
Provision for income taxes	—	1,740	86	—	1,826
Equity in earnings of subsidiaries	5,395	10,781	—	(16,176)	—

Net income (loss)	$5,343	$5,395	$10,781	$(16,176)	$5,343

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended March 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$85,430	$38,878	$(4,751)	$119,557
Cost of revenues	—	37,935	16,060	(4,751)	49,244

Gross profit	—	47,495	22,818	—	70,313
Operating expenses:
Research and development	—	10,382	1,220	—	11,602
Selling, general and administrative	—	21,437	7,718	—	29,155
Amortization expense for acquired intangible assets	—	7,374	—	—	7,374
Restructuring charges	—	332	(54)	—	278

Total operating expenses	—	39,525	8,884	—	48,409

Income from operations	—	7,970	13,934	—	21,904
Interest and other income (expense), net	28	(6,157)	(4,503)	—	(10,632)

Income before income taxes	28	1,813	9,431	—	11,272
Provision (benefit) for income taxes	—	3,995	355	—	4,350
Equity in earnings of subsidiaries	6,894	9,076	—	(15,970)	—

Net income (loss)	$6,922	$6,894	$9,076	$(15,970)	$6,922

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Three Months Ended March 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$647	$43,657	$12,899	$—	$57,203

Investing activities:
Purchases of property and equipment	—	(900)	(72)	—	(972)

Net cash used in investing activities	—	(900)	(72)	—	(972)

Financing activities:
Repayment of borrowings under long-term debt	—	(1,250)	—	—	(1,250)
Repurchase of common stock for payment of employee taxes on options exercised	(647)	—	—	—	(647)

Net cash used in financing activities	(647)	(1,250)	—	—	(1,897)
Effect of exchange rate changes on cash	—	—	297	—	297

Net change in cash and cash equivalents	—	41,507	13,124	—	54,631
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$61,940	$77,535	$—	$141,001

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Three Months Ended March 31, 2010

(in thousands)	Parent	Issuer/ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$32,727	$3,138	$—	$35,865

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)	—	—	(8,172)
Purchases of property and equipment	—	(930)	(134)	—	(1,064)

Net cash used in investing activities	—	(9,102)	(134)	—	(9,236)

Financing activities:
Repayment of borrowings under long-term debt	—	(30,000)	—	—	(30,000)
Capital contribution	(5,000)	5,000	—	—	—

Net cash used in financing activities	(5,000)	(25,000)	—	—	(30,000)
Effect of exchange rate changes on cash	—	—	(1,557)	—	(1,557)

Net change in cash and cash equivalents	(5,000)	(1,375)	1,447	—	(4,928)
Cash and cash equivalents:
Beginning of period	6,537	18,164	26,600	—	51,301

End of period	$1,537	$16,789	$28,047	$—	$46,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this “Quarterly Report,” and in conjunction with our Registration Statement on Form S-4 (File No. 333-170936), as amended.

This Quarterly Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Quantitative and Qualitative Disclosures of Market Risks,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other SEC filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. We claim the protection of the Private Securities Litigation Reform Act of 1995 for all forward-looking statements in this report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update these forward-looking statements.

Overview

We are a leading global provider of business communications solutions and services. We develop, market, license and sell software and hardware products that enable businesses to manage communications with their customers and employees more efficiently and effectively. In addition to contact center software, we provide enterprise-wide unified communications and collaboration services, which allow companies to expand the role of customer contact in their enterprises by utilizing various communications technologies, such as voice, email, instant messaging and video, on an integrated software platform. We believe this type of technology will be foundational as traditional contact centers evolve into customer contact hubs that engage with customers through social media and provide customer access to experts throughout the enterprise. In 2008, Microsoft purchased an equity stake in our company and entered into a strategic alliance with us to integrate our contact center products into Microsoft’s own industry-leading unified communications offerings. We believe this alliance increases our influence and visibility with new and existing customers.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below.

Financial Summary

The following table sets forth the results of our operations expressed in dollars and as a percentage of net revenue for the quarters ended March 31, 2011 and 2010:

(In millions)	Three Months Ended March 31,
	2011	2010	2011	2010
Net revenues:
Product revenue	$26.4	$25.3	21%	21%
Services revenue	98.4	94.3	79%	79%
Total net revenues	124.8	119.6	100%	100%

Cost of revenues:
Cost of product revenue	8.0	6.9	6%	6%
Cost of services revenue	38.7	38.7	31%	32%
Amortization expense for acquired intangible assets	3.7	3.7	3%	3%
Total cost of revenues	50.4	49.3	40%	41%
Gross profit	74.4	70.3	60%	59%
Operating expenses:
Research and development	9.7	11.6	8%	10%
Selling, general and administrative	30.9	29.1	25%	24%
Amortization expense for acquired intangible assets	7.4	7.4	6%	6%
Restructuring charges	2.9	0.3	2%	0%
Total operating expenses	50.9	48.4	41%	40%
Income from operations	23.5	21.9	19%	19%
Interest and other expense, net	16.3	10.6	13%	9%
Income before income taxes	7.2	11.3	6%	10%
Provision for income taxes	1.8	4.4	1%	4%
Net income	$5.3	$6.9	5%	6%

Net Revenue

The following table presents the breakdown of net revenues between product and service revenue:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Product revenue	$26.4	$25.3	$1.1
Services revenue	98.4	94.3	4.1
Total	$124.8	$119.6	$5.2

Product revenue increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of an increase of $1.7 million in our growth products (Unified IP and Workforce Optimization) revenue partially offset by a decrease of $0.8 million in our Signature products revenue. As a result of prospectively implementing ASU 2009-13 and ASU 2009-14 on January 1, 2011, we recognized $1.1 million as revenue in the three months ended March 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. Services revenue, including consulting, implementation and education services, increased $4.1 million over the prior year. The increase is primarily related to the Quilogy acquisition, where results for the three months ended March 31, 2010 were reduced by $0.9 million as the result of certain purchase accounting adjustments. In addition, there was one less week of Quilogy revenue reported during the period, totaling approximately $0.6 million, as the close date of the acquisition was January 8, 2010. Services revenue relating to maintenance for the three months ended March 31, 2011 increased $2.7 million when compared to the same period in 2010 primarily as a result of increased first year maintenance from product sales combined with stronger foreign currencies, which improved revenue by $0.5 million.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Americas	$84.8	$81.0	$3.8
Europe and Africa	29.6	28.8	0.8
Asia Pacific (including Middle East)	10.4	9.8	0.6
Total	$124.8	$119.6	$5.2

The increase in Americas net revenues in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was mainly due to increased services revenue related to the Quilogy acquisition and increased maintenance revenue as a result of increased first year maintenance from product sales. In addition, as a result of prospectively implementing ASU 2009-13 and ASU 2009-14 on January 1, 2011, we recognized approximately $0.8 million as revenue in the three months ended March 31, 2011 that would have been deferred under the previous guidance. These improvements were partially offset by decreased product revenue as a result of delays in approvals for capital investments. Increased net revenues in Europe and Africa for the three months ended March 31, 2011 compared to the same period in the prior year was primarily driven by improved product sales as the economy continues to recover combined with stronger foreign currencies, primarily the British pound and the South African rand, which increased revenue by $0.7 million. These improvements were partially offset by decreased maintenance revenue resulting from lost and delayed renewals. The increase in Asia Pacific net revenues related primarily to stronger foreign currencies, mainly the Australian and Singapore dollars, increasing revenue by $0.5 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended March 31,
	2011	2010	Change (pts)
Americas	67.9%	67.7%	0.2
Europe and Africa	23.7%	24.1%	(0.4)
Asia Pacific (including Middle East)	8.4%	8.2%	0.2

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and service revenue:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Cost of product revenue	$8.0	$6.9	$1.1
Cost of services revenue	38.7	38.7	-
Amortization expense for acquired intangible assets	3.7	3.7	-
Total	$50.4	$49.3	$1.1

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended March 31,
	2011	2010	Change (pts)
Cost of product revenue	30.3%	27.2%	3.1
Cost of services revenue	39.4%	41.0%	(1.6)

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Product related costs	$6.0	$5.0	$1.0
Manufacturing operation costs	2.0	1.9	0.1
Total	$8.0	$6.9	$1.1

Product-related costs increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to increased product revenue while manufacturing operation costs remained relatively unchanged. Product gross margin declined for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a shift in product mix year over year.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Salary, benefits and other employee costs	$29.8	$30.4	$(0.6)
Software support costs	2.5	2.1	0.4
Other	6.4	6.2	0.2
Total	$38.7	$38.7	$-

Cost of services remained unchanged during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, with lower salary, benefits and other employee costs offsetting higher software support and other costs. Salary, benefits and other employee costs decreased primarily due to the favorable impact of forfeited vacation balances in accordance with our vacation policy, which was partially offset by increased headcount. Software support costs increased as a direct result of increased support revenues.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Amortization expense for acquired intangible assets	$3.7	$3.7	$-

During the three months ended March 31, 2011, amortization expense for acquired intangible assets was consistent with the three months ended March 31, 2010.

Operating Expenses

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Research and development	$9.7	$11.6	$(1.9)
Selling, general and administrative	30.9	29.1	1.8
Amortization expense for acquired intangible assets	7.4	7.4	-
Restructuring charges	2.9	0.3	2.6
Total	$50.9	$48.4	$2.5

The increase in operating expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was primarily due to restructuring of the research and development and services and support functions in 2011 as we have rebalanced our resource profile across certain functions. In addition, there were higher legal fees, tax and audit fees, and marketing expenses, which were partially offset by lower salary, benefits and other employee costs.

The following table shows operating expenses as a percentage of total revenue:

	Three Months Ended March 31,
	2011	2010	Change (pts)
Research and development	7.8%	9.7%	(1.9)
Selling, general and administrative	24.7%	24.4%	0.3
Amortization expense for acquired intangible assets	6.0%	6.2%	(0.2)
Restructuring charges	2.3%	0.2%	2.1
Total	40.8%	40.5%	0.3

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
Three Months Ended March 31, 2011
Salary, benefits and other employee costs	$(1.7)
Other	(0.2)
Total	$(1.9)

The decrease in research and development expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due to lower salary, benefits and other employee costs, which decreased primarily due to reduced staffing.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)
Three Months Ended March 31, 2011
Salary, benefits and other employee costs	$(0.5)
Discretionary marketing expenses	0.8
Legal fees and settlements	1.1
Tax and audit fees	0.7
Other	(0.3)
Total	$1.8

Salary, benefits and other employee costs decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to forfeited vacation in accordance with the Company’s policy and lower headcount offset partially by higher commissions, contractor, recruiting, and travel expenses.

For the three months ended March 31, 2011, discretionary marketing expenses were higher than for the three months ended March 31, 2010 primarily as a result of increased trade show, web marketing, and promotional materials expenses.

Legal fees increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of an unfavorable litigation judgment in 2011. The notes to the financial statements provide further details regarding this litigation.

Tax and audit fees increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to legal entity rationalization, increased audit work related to becoming a public reporting company and professional fees related to the Corsidian acquisition.

Amortization Expense for Acquired Intangible Assets

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Amortization expense for acquired intangible assets	$7.4	$7.4	$-

Amortization for acquired intangible assets remained relatively unchanged during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Restructuring Charges

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Restructuring expense	$2.9	$0.3	$2.6

Restructuring charges increased during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to a restructuring of the research and development organization in 2011 as we have rebalanced our resource profile across certain functions. In addition, the Company established a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs within other locations in the three months ended March 31, 2011.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Interest expense, net	$17.2	$11.8	$5.4
Exchange rate gain	(0.8)	(1.0)	0.2
Other income	(0.1)	(0.2)	0.1
Total interest and other expense, net	$16.3	$10.6	$5.7

Interest expense, net, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 increased primarily as a result of higher interest rates of the refinanced debt.

Exchange rate gain reflects revaluation of certain accounts, including cash, accounts receivable and intercompany balances, as well as the settlement of certain transactions, including customer invoices and intercompany, that are based in other than local currency. For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, exchange rate gain was unfavorable primarily due to the fluctuation of the United States dollar against foreign currencies.

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, other income remained relatively unchanged.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2011 and March 31, 2010:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($/pts)
Provision for income taxes	$1.8	$4.4	$(2.6)
Effective tax rate	25.4%	38.6%	(13.2)

Provision for income taxes was $1.8 million for the three months ended March 31, 2011 as compared to $4.4 million for the three months ended March 31, 2010. The decrease in provision for income taxes was primarily due to a decrease in income before taxes due to increased interest expense as well as the foreign operations in lower tax jurisdictions, specifically, the Company’s increased Irish operations resulting from the newly opened manufacturing and operations facility.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the collections we receive related to licensing our products, sale of hardware, professional services revenue and from annual maintenance and support service agreements. We use cash primarily for paying our operating expenses, repayments of long-term borrowings, including interest and strategic acquisitions of complementary businesses. Cash is also used for paying vendors for original equipment manufacturer software royalties and services. The most significant components of our working capital are cash and cash equivalents, accounts receivable, deferred revenue and other current liabilities. Our working capital position benefits from our low capital expenditure and inventory requirements, as well as high accounts receivable turnover which we believe is driven by high customer satisfaction. We believe that cash generated from operations and borrowings under our credit facilities or other financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next twelve months. Additionally, a portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Our future liquidity requirements will depend on many factors, including cash flows from operations, debt servicing requirements, product development decisions and potential acquisitions.

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Three Months Ended March 31,
	2011	2010	Change ($)
Beginning cash and cash equivalents	$86.4	$51.3	$35.1
Net cash provided by operating activities	57.2	35.9	21.3
Net cash used in investing activities	(1.0)	(9.2)	8.2
Net cash used in financing activities	(1.9)	(30.0)	28.1
Effect of exchange rate changes	0.3	(1.6)	1.9
Ending cash and cash equivalents	$141.0	$46.4	$94.6

Net Cash Provided by Operating Activities

Net cash flows provided by operating activities include net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities increased $21.3 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the following:

(In millions)	Change ($)
Net income, net of non-cash related items	$(2.7)
Changes in operating assets and liabilities	24.0
$21.3

For the three months ended March 31, 2011, net cash flows from operating activities increased as compared to the three months ended March 31, 2010 primarily as a result of positive cash flows from our working capital accounts, primarily driven by the change in deferred revenue and accounts receivable as cash collections increased $24.2 million and days sales outstanding improved by one day.

Net Cash Used In Investing Activities

Net cash used in investing activities decreased $8.2 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the Quilogy acquisition that took place in the first quarter of 2010.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased $28.1 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a $30 million voluntary prepayment of debt made under the Company’s old debt facility in 2010, offset by repurchases of common stock.

Net Working Capital

Net working capital increased $64.8 million as of March 31, 2011, as compared to March 31, 2010, due to the following:

(In millions)	Change ($)
Increase in cash and cash equivalents	$94.6
Decrease in other current assets	(6.6)
Increase in accounts payable/accrued expenses	(6.4)
Increase in deferred revenue	(13.7)
Increase in current portion of debt	(6.5)
Other	3.4
$64.8

Off-Balance Sheet Arrangements

In our Registration Statement on Form S-4 (333-170936), as amended, we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2010.

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows.

During the first three months of fiscal 2011, there were only significant changes to the Revenue Recognition policy as a result of adopting ASU No. 2009-13 and ASU No. 200-14 as discussed in Note 1 and Note 2 to the Condensed Consolidated Financial Statements included in our Quarterly Report. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4 (File No. 333-170936), as amended.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

During the first three months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Registration Statement on Form S-4 (File No. 333-170936), as amended, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to the Risk Factors section included in our Registration Statement on Form S-4 (File No. 333-170936), as amended, for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Michael J. Provenzano III
Michael J. Provenzano III, Executive Vice President and Chief Financial Officer