Form 10-Q
period 2011-06-30
Aspect Software Group Holdings Ltd.
filed 2011-08-15
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0587778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Apollo Drive

Chelmsford, Massachusetts 01824

(Address of principal executive offices)(Zip code)

Telephone Number: Telephone: (978) 250-7900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of July 31, 2011

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,316,447

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aspect Software Group Holdings Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$149,668	$86,370
Accounts receivable (net of allowances of $5,732 and $6,073, respectively)	60,901	80,387
Deferred tax assets	15,493	14,518
Other current assets	24,084	18,938

Total current assets	250,146	200,213

Property, plant, and equipment, net	16,010	18,524
Intangible assets, net	86,883	109,169
Goodwill	631,982	631,943
Other assets	21,970	24,896

Total assets	$1,006,991	$984,745

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$16,397	$21,472
Current portion of long-term debt (1)	5,000	6,500
Accrued liabilities	69,568	70,742
Deferred revenues	111,119	88,326

Total current liabilities	202,084	187,040

Deferred tax liabilities	42,244	46,777
Long-term deferred revenue	8,636	9,266
Long-term debt (2)	792,165	794,647
Other long-term liabilities	41,748	41,071

Total liabilities	1,086,877	1,078,801

Contingencies (Note 6 and 8)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 234,763,451 and 233,242,948 shares issued, respectively	4	4
Additional paid-in capital	12,253	11,369
Treasury shares, at cost, 4,822,337 and 4,152,775 shares, respectively	(4,614)	(3,549)
Notes receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(2,996)	(2,286)
Accumulated deficit	(84,108)	(99,169)

Total shareholders’ deficit	(79,886)	(94,056)

Total liabilities and shareholders’ deficit	$1,006,991	$984,745

(1)	$1.5 million held by a minority shareholder as of December 31, 2010—see Note 9.
(2)	$50.0 million held by a related party as of June 30, 2011 and December 31, 2010. $3.4 million and $4.9 million held by a minority shareholder as of June 30, 2011 and December 31, 2010, respectively—see Note 9.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net revenues:
Product revenue	$32,399	$28,534	$58,847	$53,794
Services revenue	100,730	96,765	199,092	191,062

Total net revenues	133,129	125,299	257,939	244,856

Cost of revenues:
Cost of product revenue	8,078	7,468	16,097	14,348
Cost of services revenue	40,483	38,100	79,208	76,794
Amortization expense for acquired intangible assets	3,669	3,669	7,339	7,339

Total cost of revenues	52,230	49,237	102,644	98,481

Gross profit	80,899	76,062	155,295	146,375

Operating expenses:
Research and development	9,719	11,571	19,417	23,173
Selling, general and administrative	34,577	33,926	65,458	63,081
Amortization expense for acquired intangible assets	7,503	7,399	14,947	14,773
Restructuring charges (credits)	(124)	(31)	2,745	247

Total operating expenses	51,675	52,865	102,567	101,274

Income from operations	29,224	23,197	52,728	45,101
Interest and other expense, net	(16,676)	(21,770)	(33,011)	(32,401)

Income before income taxes	12,548	1,427	19,717	12,700
Provision for income taxes	2,830	367	4,656	4,717

Net income	$9,718	$1,060	$15,061	$7,983

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (unaudited)

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2010	233,242,948	$4	$11,369	(4,152,775)	$(3,549)	$(425)	$(2,286)	$(99,169)	$(94,056)
Net income	—	—	—	—	—	—	—	15,061	15,061
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(710)	—	(710)

Comprehensive income									$14,351

Issuance of ordinary shares	1,520,503	—	453	—	—	—	—	—	453
Repurchase of common stock	—	—	—	(669,602)	(1,065)	—	—	—	(1,065)
Stock-based compensation expense	—	—	431	—	—	—	—	—	431

Balance at June 30, 2011	234,763,451	$4	$12,253	(4,822,377)	$(4,614)	$(425)	$(2,996)	$(84,108)	$(79,886)

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$15,061	$7,983
Reconciliation of net income to net cash and cash equivalents provided by operating activities:
Depreciation	4,320	4,093
Amortization expense for acquired intangible assets	22,286	22,112
Non-cash interest expense	2,023	7,671
Non-cash compensation expense	431	3,529
Increase to (reduction of) accounts receivable allowances	386	(794)
Deferred income taxes	(5,508)	(2,656)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,952	(794)
Other current assets and other assets	(3,943)	(7,973)
Accounts payable	(5,185)	(6,695)
Accrued liabilities and other liabilities	(1,319)	(91)
Deferred revenues	21,349	19,863

Net cash and cash equivalents provided by operating activities	69,853	46,248

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)
Purchases of property and equipment	(1,719)	(2,689)

Net cash and cash equivalents used in investing activities	(1,719)	(10,861)

Cash flows from financing activities:
Repayment of borrowings	(4,000)	(801,750)
Borrowings under debt facilities	—	800,000
Debt issuance costs in connection with borrowings	—	(23,530)
Repurchase of common stock for payment of employee taxes on option exercise	(619)	—
Proceeds received from issuance of ordinary shares	7	19

Net cash and cash equivalents used in financing activities	(4,612)	(25,261)

Effect of exchange rate changes on cash	(224)	(2,267)

Net increase in cash and cash equivalents	63,298	7,859
Cash and cash equivalents:
Beginning of period	86,370	51,301

End of period	$149,668	$59,160

Supplemental disclosure of cash flow information
Cash paid for interest	$31,538	$13,948

Cash paid for income taxes	$9,026	$27,358

See accompanying notes.

Aspect Software Group Holdings Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1— DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS

Description of Business

Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries, “Aspect Software” or the “Company”), provides products and services that turn the potential of unified communications into real business results across the enterprise and in the contact center. Unified communications streamlines and enhances customer-facing business processes with complete visibility and control, and enables businesses to seamlessly extend those processes beyond the traditional boundaries of the contact center to reach knowledge workers or subject matter experts in the enterprise in order to enhance collaboration.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Registration Statement on Form S-4 (File No. 333-170936) as amended, declared effective by the SEC on April 1, 2011. The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in our first quarter of 2012 and should be applied retrospectively. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

Effective January 1, 2011, the Company prospectively adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC 605-25. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

1)	Eliminates the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement, which may result in more deliverables being treated as separate units of accounting.

2)	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or management’s estimated selling price (“ESP”) if neither VSOE nor TPE is available. The objective of ESP is to determine the price if the product or service were sold on a stand-alone basis.

3)	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

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

As a result of implementing ASU 2009-13 and ASU 2009-14, the Company recognized $3.6 million and $4.7 million as revenue in the three and six months ended June 30, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The Company anticipates the effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.

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

NOTE 3—EQUITY

Stock-based Compensation

Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of services	$8	$32	$69	$40
Research and development	3	39	33	48
Selling, general and administrative	66	367	329	1,586

Total	$77	$438	$431	$1,674

Comprehensive Income

Comprehensive income consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$9,718	$1,060	$15,061	$7,983
Change in cumulative translation adjustment, net of tax	(435)	(502)	(710)	(1,651)

Comprehensive income	$9,283	$558	$14,351	$6,332

NOTE 4—FAIR VALUE OF ASSETS AND LIABILITIES

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of June 30, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$149,668	$149,668	$—	$—
Interest rate cap	9	—	9	—

Liabilities
Debt(1)	$797,165	$—	$793,750	$3,415
Accrued restructuring—facilities(2)	537	—	537	—

(1)	The decrease in the Company’s level 3 debt balance when compared to December 31, 2010 represents a scheduled principal payment during the three months ended June 30, 2011.
(2)	Measured on a non-recurring basis.

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

The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Level 3 unobservable inputs include situations where there is little, if any, market activity. The Company has considered the trading activity for its debt and determined that the fair market value of debt is equal to par at both June 30, 2011 and December 31, 2010. The inputs into the determination of fair value require significant management judgment and estimation.

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

NOTE 5—DERIVATIVES

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

The interest rate cap agreement does not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the condensed consolidated statements of income. The Company utilizes observable inputs to determine the fair value of its interest rate cap and has recorded a loss of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2011, respectively.

Derivatives held by the Company as of June 30, 2011 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	September 3, 2010	November 7, 2012	5.0%	$9

NOTE 6—INCOME TAXES

The Company’s effective tax rate was 22.6% and 23.6% for the second quarter and first six months of 2011, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of foreign operations in lower tax jurisdictions partially offset by additions to ASC740-10 reserves for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and December 31, 2010 the Company had accrued approximately $5.2 million and $4.5 million respectively for potential interest and penalties related to uncertain tax positions.

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

NOTE 7—RESTRUCTURING

During 2010, the Company abandoned certain leases and reduced its workforce as a result of the acquisition and integration of Quilogy, Inc. In addition, the Company established a presence in Ireland for operations as well as certain back office functions which resulted in employee related restructuring costs during 2010 and in the first half of 2011. In the first quarter of 2011, the Company also realigned its headcount profile due to completion of the latest release of Unified IP and in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees in the first quarter of 2011. The Company expects all severance payments to be made by the end of calendar 2011.

Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2010	$1,601	$839	$2,440
Provisions	2,745	—	2,745
Interest accretion	—	23	23
Payments	(2,465)	(325)	(2,790)

Balance at June 30, 2011	$1,881	$537	$2,418

The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.

NOTE 8—CONTINGENCIES

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

In May 2009, the Company was sued in Minnesota by a former sales representative of the Company, Automated Telemarketing Services, Inc. (“ATS”) for alleged claims of breach of contract, breach of covenant of good faith, and tortious interference with contract. In April 2011, a jury trial resulted in a verdict totaling approximately $1.7 million in damages plus interest in favor of ATS. During the three months ended March 31, 2011, the Company recorded approximately $1.7 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. In May 2011, the Company filed a post-trial motion for a judgment notwithstanding the verdict with respect to the tortious interference claim or, alternatively, to reduce the damages on that claim. This motion was denied, and the Company is currently considering whether to file a notice of appeal.

The Company is not currently party to any other material legal proceedings. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.

NOTE 9—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties from its majority shareholder totaling $0.5 million for the three months ended June 30, 2011 and 2010 and $1.0 million for the six months ended June 30, 2011 and 2010. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of income, with a related accrued expense amount $1.0 million as December 31, 2010. There was no accrued expense relating to these fees at June 30, 2011. Additionally, the majority shareholder received stock options in exchange for certain shares during the year ended December 31, 2010 in connection with the Company’s equity consolidation.

The Company invoiced a minority shareholder $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2011 and $0.3 million and $0.8 million, respectively, during the three and six months ended June 30, 2010 for product and services provided to the minority shareholder. Additionally, the Company had $3.4 million and $4.9 million of debt outstanding which was held by the minority shareholder at June 30, 2011 and December 31, 2010, respectively.

On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing and held this position through June 30, 2011. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that provides consulting services to the Company. The Company paid $0.4 million and $1.0 million to LEC Ltd. during the three and six months ended June 30, 2011, respectively. Additionally, the Company paid $0.5 million and $0.6 million to LEC Ltd. during the three and six months ended June 30, 2010, respectively

As of June 30, 2011 and December 31, 2010, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.7 million during the three months ended June 30, 2011. Additionally, the Company paid these Class L shareholders $0.5 million and $1.9 million of interest for the three and six months ended June 30, 2010, respectively. The Company had accrued interest expense of approximately $0.7 million related to certain Class L shareholders second lien credit facility holdings as of June 30, 2011 and December 31, 2010.

NOTE 10—SUBSEQUENT EVENTS

Corsidian is a customer contact solutions provider in the Latin American (“LATAM”) region with approximately 100 employees and has been a top-producing Aspect channel partner for many years. On July 5, 2011, the Company acquired the Corsidian entities in Brazil, Mexico, and Puerto Rico and on July 22, 2011, the Company acquired certain assets of Corsidian’s Colombia entity (together, “Corsidian”). The total purchase price was $14.8 million, including $10.1 million held in escrow in connection with certain indemnification provisions. The Company will perform the purchase price allocation during the third quarter of 2011. The acquisition of Corsidian will provide the Company with an immediate and substantial direct presence in the LATAM region, helping to fully capitalize on market growth opportunities in that region.

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of June30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

Supplemental Condensed Consolidating Balance Sheet (unaudited)

June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$50,914	$97,228	$—	$149,668
Accounts receivable, net	—	48,765	28,379	(16,243)	60,901
Deferred tax assets	—	14,709	784	—	15,493
Other current assets	—	17,888	6,196	—	24,084

Total current assets	1,526	132,276	132,587	(16,243)	250,146

Property, plant, and equipment, net	—	13,641	2,369	—	16,010
Intangible assets, net	—	86,342	541	—	86,883
Goodwill	—	630,800	1,182	—	631,982
Investment in subsidiaries	(80,537)	64,080	—	16,457	—
Other assets	183	20,521	1,266	—	21,970

Total assets	$(78,828)	$947,660	$137,945	$214	$1,006,991

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,058	$4,837	$26,745	$(16,243)	$16,397
Current portion of long-term debt	—	5,000	—	—	5,000
Accrued liabilities	—	56,446	13,122	—	69,568
Deferred revenues	—	83,515	27,604	—	111,119

Total current liabilities	1,058	149,798	67,471	(16,243)	202,084

Deferred tax liabilities	—	42,097	147	—	42,244
Long-term deferred revenue	—	7,591	1,045	—	8,636
Long-term debt	—	792,165	—	—	792,165
Other long-term liabilities	—	36,546	5,202	—	41,748

Total liabilities	1,058	1,028,197	73,865	(16,243)	1,086,877
Total shareholders’ equity (deficit)	(79,886)	(80,537)	64,080	16,457	(79,886)

Total liabilities and shareholders’ equity (deficit)	$(78,828)	$947,660	$137,945	$214	$1,006,991

Supplemental Condensed Consolidating Balance Sheet (unaudited)

December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$20,433	$64,411	$—	$86,370
Accounts receivable, net	—	68,657	34,400	(22,670)	80,387
Deferred tax assets	—	13,715	803	—	14,518
Other current assets	—	13,650	5,288	—	18,938

Total current assets	1,526	116,455	104,902	(22,670)	200,213

Property, plant, and equipment, net	—	15,734	2,790	—	18,524
Intangible assets, net	—	108,520	649	—	109,169
Goodwill	—	630,800	1,143	—	631,943
Investment in subsidiaries	(95,409)	44,223	—	51,186	—
Other assets	168	23,333	1,395	—	24,896

Total assets	$(93,715)	$939,065	$110,879	$28,516	$984,745

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$341	$19,752	$24,049	$(22,670)	$21,472
Current portion of long-term debt	—	6,500	—	—	6,500
Accrued liabilities	—	57,608	13,134	—	70,742
Deferred revenues	—	65,007	23,319	—	88,326

Total current liabilities	341	148,867	60,502	(22,670)	187,040

Deferred tax liabilities	—	46,777	—	—	46,777
Long-term deferred revenue	—	8,302	964	—	9,266
Long-term debt	—	794,647	—	—	794,647
Other long-term liabilities	—	35,881	5,190	—	41,071

Total liabilities	341	1,034,474	66,656	(22,670)	1,078,801
Total shareholders’ equity (deficit)	(94,056)	(95,409)	44,223	51,186	(94,056)

Total liabilities and shareholders’ equity (deficit)	$(93,715)	$939,065	$110,879	$28,516	$984,745

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$97,061	$41,864	$(5,796)	$133,129
Cost of revenues	—	40,979	17,047	(5,796)	52,230

Gross profit	—	56,082	24,817	—	80,899
Operating expenses:
Research and development	—	8,472	1,247	—	9,719
Selling, general and administrative	48	20,550	13,979	—	34,577
Amortization expense for acquired intangible assets	—	7,503	—	—	7,503
Restructuring credits	—	—	(124)	—	(124)

Total operating expenses	48	36,525	15,102	—	51,675

Income (loss) from operations	(48)	19,557	9,715	—	29,224
Interest and other income (expense), net	7	(15,483)	(1,200)	—	(16,676)

Income (loss) before income taxes	(41)	4,074	8,515	—	12,548
Provision for income taxes	—	2,502	328	—	2,830
Equity in earnings of subsidiaries	9,759	8,187	—	(17,946)	—

Net income (loss)	$9,718	$9,759	$8,187	$(17,946)	$9,718

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended June 30, 2010

(in thousands)	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$94,908	$34,275	$(3,884)	$125,299
Cost of revenues	—	39,875	13,246	(3,884)	49,237

Gross profit	—	55,033	21,029	—	76,062
Operating expenses:
Research and development	—	10,073	1,498	—	11,571
Selling, general and administrative	480	25,765	7,681	—	33,926
Amortization expense for acquired intangible assets	—	7,399	—	—	7,399
Restructuring credits	—	(18)	(13)	—	(31)

Total operating expenses	480	43,219	9,166	—	52,865

Income (loss) from operations	(480)	11,814	11,863	—	23,197
Interest and other income (expense), net	13	(17,281)	(4,502)	—	(21,770)

Income (loss) before income taxes	(467)	(5,467)	7,361	—	1,427
Provision (benefit) for income taxes	—	775	(408)	—	367
Equity in earnings of subsidiaries	1,527	7,769	—	(9,296)	—

Net income (loss)	$1,060	$1,527	$7,769	$(9,296)	$1,060

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Six Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$187,419	$82,920	$(12,400)	$257,939
Cost of revenues	—	80,591	34,453	(12,400)	102,644

Gross profit	—	106,828	48,467	—	155,295
Operating expenses:
Research and development	—	17,082	2,335	—	19,417
Selling, general and administrative	106	42,899	22,453	—	65,458
Amortization expense for acquired intangible assets	—	14,947	—	—	14,947
Restructuring charges	—	1,510	1,235	—	2,745

Total operating expenses	106	76,438	26,023	—	102,567

Income (loss) from operations	(106)	30,390	22,444	—	52,728
Interest and other income (expense), net	15	(29,918)	(3,108)	—	(33,011)

Income (loss) before income taxes	(91)	472	19,336	—	19,717
Provision for income taxes	—	4,242	414	—	4,656
Equity in earnings of subsidiaries	15,152	18,922	—	(34,074)	—

Net income (loss)	$15,061	$15,152	$18,922	$(34,074)	$15,061

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Six Months Ended June 30, 2010

(in thousands)	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$180,338	$73,153	$(8,635)	$244,856
Cost of revenues	—	77,810	29,306	(8,635)	98,481

Gross profit	—	102,528	43,847	—	146,375
Operating expenses:
Research and development	—	20,456	2,717	—	23,173
Selling, general and administrative	480	47,201	15,400	—	63,081
Amortization expense for acquired intangible assets	—	14,773	—	—	14,773
Restructuring charges (credits)	—	314	(67)	—	247

Total operating expenses	480	82,744	18,050	—	101,274

Income (loss) from operations	(480)	19,784	25,797	—	45,101
Interest and other income (expense), net	41	(23,437)	(9,005)	—	(32,401)

Income (loss) before income taxes	(439)	(3,653)	16,792	—	12,700
Provision (benefit) for income taxes	—	4,770	(53)	—	4,717
Equity in earnings of subsidiaries	8,422	16,845	—	(25,267)	—

Net income (loss)	$7,983	$8,422	$16,845	$(25,267)	$7,983

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$612	$35,886	$33,355	$—	$69,853

Investing activities:
Purchases of property and equipment	—	(1,404)	(315)	—	(1,719)

Net cash used in investing activities	—	(1,404)	(315)	—	(1,719)

Financing activities:
Repayment of borrowings	—	(4,000)	—	—	(4,000)
Repurchase of common stock for payment of employee taxes on options exercised	(619)	—	—	—	(619)
Proceeds received from issuance of ordinary shares	7	—	—	—	7

Net cash used in financing activities	(612)	(4,000)	—	—	(4,612)
Effect of exchange rate changes on cash	—	—	(224)	—	(224)

Net change in cash and cash equivalents	—	30,482	32,816	—	63,298
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$50,915	$97,227	$—	$149,668

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended June 30, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$(19)	$29,174	$17,093	$—	$46,248

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)	—	—	(8,172)
Purchases of property and equipment	—	(2,333)	(356)	—	(2,689)

Net cash used in investing activities	—	(10,505)	(356)	—	(10,861)

Financing activities:
Repayment of borrowings	—	(801,750)	—	—	(801,750)
Borrowings under debt facilities	—	800,000	—	—	800,000
Debt issuance costs in connection with borrowings	—	(23,530)	—	—	(23,530)
Capital contribution	(5,000)	5,000	—	—	—
Proceeds received from issuance of ordinary shares	19	—	—	—	19

Net cash used in financing activities	(4,981)	(20,280)	—	—	(25,261)
Effect of exchange rate changes on cash	—	—	(2,267)	—	(2,267)

Net change in cash and cash equivalents	(5,000)	(1,611)	14,470	—	(7,859)
Cash and cash equivalents:
Beginning of period	6,537	18,164	26,600	—	51,301

End of period	$1,537	$16,553	$41,070	$—	$59,160

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this “Quarterly Report” on Form 10-Q, or this Quarterly Report, and in conjunction with our Registration Statement on Form S-4 (File No. 333-170936), as amended.

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

Financial Summary

The following table sets forth the results of our operations expressed in dollars and as a percentage of net revenue for the three and six months ended June 30, 2011 and 2010:

(In millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Net revenues:
Product revenue	$32.4	$28.5	24%	23%	$58.8	$53.8	23%	22%
Services revenue	100.7	96.8	76%	77%	199.1	191.1	77%	78%

Total net revenues	133.1	125.3	100%	100%	257.9	244.9	100%	100%

Cost of revenues:
Cost of product revenue	8.1	7.4	6%	6%	16.1	14.4	6%	6%
Cost of services revenue	40.4	38.1	30%	30%	79.2	76.8	31%	31%
Amortization expense for acquired intangible assets	3.7	3.7	3%	3%	7.3	7.3	3%	3%

Total cost of revenues	52.2	49.2	39%	39%	102.6	98.5	40%	40%

Gross profit	80.9	76.1	61%	61%	155.3	146.4	60%	60%
Operating expenses:
Research and development	9.7	11.6	7%	9%	19.4	23.2	8%	10%
Selling, general and administrative	34.6	33.9	26%	27%	65.6	63.1	25%	26%
Amortization expense for acquired intangible assets	7.5	7.4	6%	6%	14.9	14.8	6%	6%
Restructuring charges	(0.1)	—	0%	0%	2.7	0.2	1%	0%

Total operating expenses	51.7	52.9	39%	42%	102.6	101.3	40%	42%

Income from operations	29.2	23.2	22%	19%	52.7	45.1	20%	18%
Interest and other expense, net	16.7	21.8	13%	18%	33.0	32.4	12%	13%

Income before income taxes	12.5	1.4	9%	1%	19.7	12.7	8%	5%
Provision for income taxes	2.8	0.3	2%	0%	4.6	4.7	2%	2%

Net income	$9.7	$1.1	7%	1%	$15.1	$8.0	6%	3%

Net Revenue

The following table presents the breakdown of net revenues between product and services revenue:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Product revenue	$32.4	$28.5	$3.9	$58.8	$53.8	$5.0
Services revenue	100.7	96.8	3.9	199.1	191.1	8.0

Total	$133.1	$125.3	$7.8	$257.9	$244.9	$13.0

For the three and six months ended June 30, 2011, net revenues increased $7.8 million and $13.0 million, respectively. Product revenue increased during the three and six months ended June 30, 2011 as compared to the same periods in the prior year driven by an increase in our growth products revenue (Unified IP and Workforce Optimization) of $3.1 million and $5.0 million, respectively. In addition, stronger foreign currencies, primarily the British pound and Euro, contributed $1.2 million and $1.5 million, respectively, to the product revenue improvement during the three and six months ended June 30, 2011 as compared to the same periods in 2010. Services revenue, including consulting, implementation and education services, increased $2.7 million and $4.1 million, respectively, during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily due to a significant Unified IP order as well as lower purchase accounting adjustments and revenue reserve amounts in the current year. Services revenue relating to maintenance increased $1.3 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily as a result of stronger foreign currencies, primarily the British pound and Euro, which improved revenue by $2.0 million partially offset by decreased revenue from contract renewals. Services revenue relating to maintenance increased $4.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily as a result of stronger foreign currencies, primarily the British pound and Euro, which improved revenue by

$2.5 million combined with increased first year maintenance from product purchases. As a result of prospectively implementing ASU 2009-13 and ASU 2009-14 on January 1, 2011, we recognized $3.6 million and $4.7 million, respectively, as revenue in the three and six months ended June 30, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Americas	$91.9	$91.1	$0.8	$176.7	$172.1	$4.6
Europe and Africa	29.5	25.0	4.5	59.1	53.8	5.3
Asia Pacific (including Middle East)	11.7	9.2	2.5	22.1	19.0	3.1

Total	$133.1	$125.3	$7.8	$257.9	$244.9	$13.0

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change (pts)	2011	2010	Change (pts)
Americas	69.0%	72.7%	(3.7)	68.5%	70.3%	(1.8)
Europe and Africa	22.2%	20.0%	2.2	22.9%	22.0%	0.9
Asia Pacific (including Middle East)	8.8%	7.3%	1.5	8.6%	7.7%	0.9

The increase in Americas net revenues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was mainly due to increased services and maintenance revenue of $2.4 million and $0.6 million, respectively, partially offset by a decrease in product revenue of $2.3 million. The increase in services revenue is primarily due to professional services performed in 2011 relating to a significant Unified IP order booked in the fourth quarter of 2010 resulting in $0.7 million of professional services revenue along with lower purchase accounting adjustments and reserves. The increase in maintenance revenue is a result of increased first year maintenance from product purchases. These improvements were partially offset by decreased product revenue as a result of delays in approvals for capital investments by our customers. Increased net revenues in Europe and Africa for the three months ended June 30, 2011 compared to the same period in the prior year was primarily driven by improved product sales as the economy continues to recover combined with stronger foreign currencies, primarily the British pound and Euro, which increased revenue by $2.8 million. These improvements were partially offset by decreased maintenance revenue resulting from contract renewals, primarily from a large telecom company in the United Kingdom. The increase in Asia Pacific net revenues for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 related primarily to improved product revenue of $2.0 million as the Asia Pacific region continues to be an area of growth.

The increase in Americas net revenues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was mainly due to increased services and maintenance revenue of $3.9 million and $3.5 million, respectively, partially offset by a decrease in product revenue of $2.8 million. The increase in services revenue is primarily due to $1.2 million of professional services revenue relating to a significant Unified IP order as well as lower purchase accounting adjustments and reserves in the current year. The increase in maintenance revenue is related to increased first year maintenance from product purchases. These improvements were partially offset by decreased product revenue as a result of delays in approvals for capital investments by our customers. Increased net revenues in Europe and Africa for the six months ended June 30, 2011 compared to the same period in the prior year was primarily driven by improved product sales as the economy continues to recover combined with stronger foreign currencies, primarily the British pound and Euro, which increased revenue by $3.4 million. These improvements were partially offset by decreased maintenance revenue resulting from delayed and contract renewals, primarily from a large telecom company in the United Kingdom. The increase in Asia Pacific net revenues related primarily to improved product revenue combined with stronger foreign currencies, mainly the Japanese Yen, Australian and Singapore dollars, increasing revenue by $1.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and service revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Cost of product revenue	$8.1	$7.4	$0.7	$16.1	$14.4	$1.7
Cost of services revenue	40.4	38.1	2.3	79.2	76.8	2.4
Amortization expense for acquired intangible assets	3.7	3.7	—	7.3	7.3	—

Total	$52.2	$49.2	$3.0	$102.6	$98.5	$4.1

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change (pts)	2011	2010	Change (pts)
Cost of product revenue	25.0%	26.0%	(1.0)	27.4%	26.8%	0.6
Cost of services revenue	40.1%	39.4%	0.7	39.8%	40.2%	(0.4)

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Product related costs	$6.1	$5.7	$0.4	$12.1	$10.7	$1.4
Manufacturing operation costs	2.0	1.7	0.3	4.0	3.7	0.3

Total	$8.1	$7.4	$0.7	$16.1	$14.4	$1.7

Product-related costs increased during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 due to increased product revenue. Manufacturing operation costs increased during the three and six months ended June 30, 2011 compared to the same periods in the prior year primarily due to increased freight costs as a result of higher fuel costs as well as increased shipping costs related to stocking the Company’s new Ireland distribution center.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Salary, benefits and other employee costs	$31.4	$29.7	$1.7	$61.2	$60.1	$1.1
IT allocations	3.0	2.5	0.5	6.1	5.3	0.8
Facilities allocations	2.2	1.8	0.4	4.3	4.1	0.2
Telecommunications	0.2	0.4	(0.2)	0.5	0.5	—
Software support costs	2.5	2.3	0.2	5.0	4.4	0.6
Other	1.1	1.4	(0.3)	2.1	2.4	(0.3)

Total	$40.4	$38.1	$2.3	$79.2	$76.8	$2.4

Cost of services revenue increased during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily due to increased salary, benefits and other employee costs related to increased headcount as the company continues to invest in sales, including professional services personnel, to be well positioned for the growth in the unified communications market. IT and facilities allocations increased for the three and six months ended

June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily as a result of a proportional increase in services headcount. Software support costs increased as a direct result of increased support revenues.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Amortization expense for acquired intangible assets	$3.7	$3.7	$—	$7.3	$7.3	$—

During the three and six months ended June 30, 2011, amortization expense for acquired intangible assets was consistent with the three and six months ended June 30, 2010.

Operating Expenses

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Research and development	$9.7	$11.6	$(1.9)	$19.4	$23.2	$(3.8)
Selling, general and administrative	34.6	33.9	0.7	65.6	63.1	2.5
Amortization expense for acquired intangible assets	7.5	7.4	0.1	14.9	14.8	0.1
Restructuring charges	(0.1)	—	(0.1)	2.7	0.2	2.5

Total	$51.7	$52.9	$(1.2)	$102.6	$101.3	$1.3

The decrease in operating expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to a decrease in salary, benefits and other employee costs as a result of certain incentive compensation relating to the successful debt refinancing in May 2010 consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness. This decrease was partially offset by higher legal fees, tax and audit fees, and marketing expenses in 2011. The increase in operating expenses for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 was primarily due to restructuring of the research and development and services and support functions in 2011 as we have rebalanced our resource profile across certain functions in order to fund additional investment in the sales and marketing functions. In addition, there were higher legal fees, tax and audit fees, and marketing expenses which were partially offset by lower salary, benefits and other employee costs as a result of certain incentive compensation relating to the successful debt refinancing in May 2010.

The following table shows operating expenses as a percentage of total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change (pts)	2011	2010	Change (pts)
Research and development	7.3%	9.2%	(1.9)	7.5%	9.5%	(2.0)
Selling, general and administrative	26.0%	27.1%	(1.1)	25.4%	25.8%	(0.4)
Amortization expense for acquired intangible assets	5.6%	5.9%	(0.3)	5.8%	6.0%	(0.2)
Restructuring charges	-0.1%	0.0%	(0.1)	1.1%	0.1%	1.0

Total	38.8%	42.2%	(3.4)	39.8%	41.4%	(1.6)

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Salary, benefits and other employee costs	$(1.6)	$(3.2)
Other	(0.3)	(0.6)

Total	$(1.9)	$(3.8)

The decrease in research and development expenses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 was due to lower salary, benefits and other employee costs, which decreased primarily due to reduced staffing as a result of the restructuring in the research and development group in the first quarter of 2011.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Salary, benefits and other employee costs	$(3.2)	$(3.7)
Discretionary marketing expenses	0.5	1.3
Legal fees	0.4	1.5
Tax and audit fees	2.3	3.0
Other	0.7	0.4

Total	$0.7	$2.5

Salary, benefits and other employee costs decreased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily due to certain incentive compensation relating to the successful debt refinancing in May 2010 consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness. This decrease was partially offset by increased headcount and higher contractor, recruiting, travel, and training expenses related to rebalancing our resource profile across certain functions in order to fund additional investment in the sales and marketing functions.

For the three and six months ended June 30, 2011, discretionary marketing expenses were higher than for the three and six months ended June 30, 2010 primarily as a result of increased trade show, web marketing, and promotional materials expenses.

Legal fees increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to fees related to the Corsidian acquisition. Legal fees increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of fees related to the Corsidian acquisition and an unfavorable litigation judgment in the first quarter of 2011 as discussed in note 8 to the financial statements.

Tax and audit fees increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, due to legal entity rationalization, increased audit work related to becoming an SEC registrant and professional fees related to the Corsidian acquisition.

Amortization Expense for Acquired Intangible Assets

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Amortization expense for acquired intangible assets	$7.5	$7.4	$0.1	$14.9	$14.8	$0.1

Amortization expense for acquired intangible assets remained relatively consistent during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.

Restructuring Charges

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Restructuring expense	$(0.1)	$—	$(0.1)	$2.7	$0.2	$2.5

Restructuring charges were favorable during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 as in 2011 we had a favorable adjustment of $0.1 million to an earlier severance restructuring accrual. Restructuring charges increased during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to a restructuring of the research and development organization in the first quarter of 2011 as we have rebalanced our resource profile across certain functions in order to fund additional investment in the sales and marketing functions. In addition, the Company established a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs within other locations in the first quarter of 2011.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change ($)	2011	2010	Change ($)
Interest expense, net	$17.0	$21.8	$(4.8)	$34.3	$33.6	$0.7
Exchange rate (gain)/loss	(0.2)	(1.0)	0.8	(1.0)	(2.0)	1.0
Other (income) expense	(0.1)	1.0	(1.1)	(0.3)	0.8	(1.1)

Total interest and other expense, net	$16.7	$21.8	$(5.1)	$33.0	$32.4	$0.6

Interest expense, net, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 decreased primarily as a result of the $5.2 million write-off of a portion of the remaining capitalized debt financing costs of our previous credit facility in the second quarter of 2010. This decrease was partially offset by higher interest rates of the refinanced debt in 2011. Interest expense, net, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 increased primarily as a result of higher interest rates of the refinanced debt partially offset by the $5.2 million write-off of a portion of the remaining capitalized debt financing costs of our previous credit facility in the second quarter of 2010.

Exchange rate gain reflects revaluation of certain accounts, including cash, accounts receivable and intercompany balances, as well as the settlement of certain transactions, including customer invoices and intercompany, that are based in other than local currency. For the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, exchange rate gain was unfavorable primarily due to the fluctuation of the United States dollar against foreign currencies.

The change in other (income) expense for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is associated with the dissolution of certain legal entities in line with our legal entity rationalization.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2011 and June 30, 2010:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Provision for income taxes	$2.8	$0.3	$2.5	$4.6	$4.7	$(0.1)
Effective tax rate	22.6%	25.7%	(3.1)	23.6%	37.1%	(13.5)

Provision for income taxes was $2.8 million for the three months ended June 30, 2011 as compared to $0.3 million for the three months ended June 30, 2010. The increase in provision for income taxes was primarily due to an increase in income before taxes as a result of higher sales and lower interest expense. The decrease in the effective tax rate for those periods is due primarily to the foreign operations in lower tax jurisdictions, specifically, the Company’s increased operations in Ireland resulting from the Ireland distribution facility, which opened in December 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Six Months Ended June 30,
	2011	2010	Change ($)
Beginning cash and cash equivalents	$86.4	$51.3	$35.1
Net cash provided by operating activities	69.8	46.2	23.6
Net cash used in investing activities	(1.7)	(10.8)	9.1
Net cash used in financing activities	(4.6)	(25.3)	20.7
Effect of exchange rate changes	(0.2)	(2.2)	2.0

Ending cash and cash equivalents	$149.7	$59.2	$90.5

Net Cash Provided by Operating Activities

Net cash flows provided by operating activities include net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities increased $23.6 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due to the following:

(In millions)	Change ($)
Net income, net of non-cash related items	$(2.9)
Changes in operating assets and liabilities	26.5

$23.6

For the six months ended June 30, 2011, net cash flows from operating activities increased as compared to the six months ended June 30, 2010 primarily as a result of improved net income and positive cash flows from our working capital accounts, primarily driven by the change accounts receivable due to improved cash collections as days sales outstanding improved by five days.

Net Cash Used In Investing Activities

(In millions)	Change ($)
Cash paid for acquisitions, net of cash acquired	$8.2
Purchases of property and equipment	1.0

$9.2

Net cash used in investing activities decreased $9.2 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to the Quilogy acquisition that took place in the first quarter of 2010 along with lower capital spending during the six months ended June 30, 2011 as compared to the same period in 2010.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased $20.7 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to the following:

(In millions)	Change ($)
Principal payments	$27.3
Refinancing activities, net of proceeds	(29.5)
Payment of financing costs related to refinancing	23.5
Repurchase of common stock	(1.1)
Proceeds received from issuance of ordinary shares	0.5

$20.7

In May 2010, we refinanced our existing debt resulting in a net increase in cash from refinancing of $6.0 million. In addition, a $30 million voluntary prepayment of debt was made under the Company’s old debt facility in 2010.

Net Working Capital

Net working capital increased $62.4 million as of June 30, 2011, as compared to June 30, 2010, due to the following:

(In millions)	Change ($)
Increase in cash and cash equivalents	$90.5
Decrease in other current assets	(11.0)
Increase in accounts payable/accrued expenses	(5.4)
Increase in deferred revenue	(11.5)
Other	(0.2)

$62.4

Debt Covenants

We were in compliance with all of our financial debt covenants as of June 30, 2011.

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

During the first six months of fiscal 2011, there were only significant changes to the Revenue Recognition policy as a result of adopting ASU No. 2009-13 and ASU No. 200-14 as discussed in Note 1 and Note 2 to the Condensed Consolidated Financial Statements included in our Quarterly Report. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4 (File No. 333-170936), as amended.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

During the first six months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Registration Statement on Form S-4 (File No. 333-170936), as amended, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.

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

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1*	Employment Agreement, dated as of May 16, 2011, by and between Aspect Software Inc., and Michael Regan.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Aspect Software Group Holdings, LTD. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholder’s Deficit and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Filed herewith

**	Furnished herewith

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Michael J. Provenzano III
Michael J. Provenzano III, Executive Vice President and Chief Financial Officer