Form 10-Q
period 2011-09-30
Aspect Software Group Holdings Ltd.
filed 2011-11-14
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of October 31, 2011

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,349,123

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aspect Software Group Holdings Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$137,269	$86,370
Accounts receivable (net of allowances of $3,697 and $6,073, respectively)	70,713	80,387
Deferred tax assets	16,782	14,518
Other current assets	27,219	18,938

Total current assets	251,983	200,213

Property, plant, and equipment, net	15,450	18,524
Intangible assets, net	83,162	109,169
Goodwill	643,377	631,943
Other assets	26,919	24,896

Total assets	$1,020,891	$984,745

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$14,224	$21,472
Current portion of long-term debt (1)	37,000	6,500
Accrued liabilities	80,844	70,742
Deferred revenues	97,071	88,326

Total current liabilities	229,139	187,040

Deferred tax liabilities	44,742	46,777
Long-term deferred revenue	10,199	9,266
Long-term debt (2)	753,924	794,647
Other long-term liabilities	54,454	41,071

Total liabilities	1,092,458	1,078,801

Contingencies (Note 8 and 10)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 234,788,451 and 233,242,948 shares issued, respectively	4	4
Additional paid-in capital	12,422	11,369
Treasury shares, at cost, 4,830,240 and 4,152,775 shares, respectively	(4,634)	(3,549)
Notes receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(5,155)	(2,286)
Accumulated deficit	(73,779)	(99,169)

Total shareholders’ deficit	(71,567)	(94,056)

Total liabilities and shareholders’ deficit	$1,020,891	$984,745

(1)	$1.5 million held by a minority shareholder as of December 31, 2010—see Note 11.
(2)	$50.0 million held by a related party as of September 30, 2011 and December 31, 2010. $3.4 million and $4.9 million held by a minority shareholder as of September 30, 2011 and December 31, 2010, respectively—see Note 11.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net revenues:
Product revenue	$33,795	$30,479	$92,642	$84,273
Services revenue	99,443	96,669	298,535	287,731

Total net revenues	133,238	127,148	391,177	372,004

Cost of revenues:
Cost of product revenue	7,868	8,338	23,965	22,685
Cost of services revenue	42,105	38,524	121,313	115,318
Amortization expense for acquired intangible assets	3,465	3,669	10,804	11,008

Total cost of revenues	53,438	50,531	156,082	149,011

Gross profit	79,800	76,617	235,095	222,993

Operating expenses:
Research and development	9,836	11,354	29,254	34,527
Selling, general and administrative	31,397	27,477	96,853	90,558
Amortization expense for acquired intangible assets	7,783	7,399	22,731	22,172
Restructuring (credits) charges	(87)	151	2,658	398

Total operating expenses	48,929	46,381	151,496	147,655

Income from operations	30,871	30,236	83,599	75,338
Interest and other expense, net	(15,635)	(19,151)	(48,647)	(51,554)

Income before income taxes	15,236	11,085	34,952	23,784
Provision for income taxes	4,907	5,484	9,562	10,201

Net income	$10,329	$5,601	$25,390	$13,583

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (unaudited)

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2010	233,242,948	$4	$11,369	(4,152,775)	$(3,549)	$(425)	$(2,286)	$(99,169)	$(94,056)
Net income	—	—	—	—	—	—	—	25,390	25,390
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(2,869)	—	(2,869)

Comprehensive income									$22,521

Issuance of ordinary shares	1,545,503	—	453	—	—	—	—	—	453
Repurchase of common stock	—	—	—	(677,465)	(1,085)	—	—	—	(1,085)
Stock-based compensation expense	—	—	600	—	—	—	—	—	600

Balance at September 30, 2011	234,788,451	$4	$12,422	(4,830,240)	$(4,634)	$(425)	$(5,155)	$(73,779)	$(71,567)

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$25,390	$13,583
Reconciliation of net income to net cash and cash equivalents provided by operating activities:
Depreciation	6,470	6,370
Amortization expense for acquired intangible assets	33,535	33,180
Non-cash interest expense	3,142	8,732
Non-cash compensation expense	600	3,740
Reduction of accounts receivable allowances	(678)	(2,343)
Unrealized gains on foreign currency exchange	(2,833)	—
Deferred income taxes	(6,142)	(6,971)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	9,106	10,328
Other current assets and other assets	(10,104)	6,414
Accounts payable	(9,554)	(12,334)
Accrued liabilities and other liabilities	17,578	(325)
Deferred revenues	11,622	12,917

Net cash and cash equivalents provided by operating activities	78,132	73,291

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,865)	(8,172)
Purchases of property and equipment	(3,146)	(4,179)

Net cash and cash equivalents used in investing activities	(16,011)	(12,351)

Cash flows from financing activities:
Repayment of borrowings	(10,250)	(803,000)
Borrowings under debt facilities	—	800,000
Debt issuance costs in connection with borrowings	—	(23,530)
Repurchase of common stock	(639)	—
Proceeds received from issuance of ordinary shares	7	20

Net cash and cash equivalents used in financing activities	(10,882)	(26,510)

Effect of exchange rate changes on cash	(340)	223

Net increase in cash and cash equivalents	50,899	34,653
Cash and cash equivalents:
Beginning of period	86,370	51,301

End of period	$137,269	$85,954

Supplemental disclosure of cash flow information
Cash paid for interest	$39,491	$23,934

Cash paid for income taxes	$9,500	$26,716

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2010, included in the Company’s Registration Statement on Form S-4 (File No. 333-170936) as amended, declared effective by the SEC on April 1, 2011. The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company is evaluating the impact of early adopting ASU 2011-8 effective October 1, 2011.

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

The Company has established VSOE of selling price for support and maintenance services, certain professional services, and education, and ESP for software licenses and hardware.

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

As a result of implementing ASU 2009-13 and ASU 2009-14, the Company recognized $9.9 million and $14.3 million as revenue in the three and nine months ended September 30, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.

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

NOTE 3 - BUSINESS COMBINATIONS

Corsidian was a customer contact solutions provider in the Latin American (“LATAM”) region with approximately 100 employees and has been a top-revenue producing Aspect channel partner for many years. On July 5, 2011, the Company acquired the Corsidian entities in Brazil, Mexico, and Puerto Rico and on July 22, 2011, the Company acquired certain assets and liabilities of Corsidian’s Colombia entity (together, “Corsidian”). The total purchase price was $16.0 million, including $1.2 million relating to the settlement of certain pre-existing relationships between the Company and Corsidian. The purchase price is subject to a working capital adjustment which was submitted to the seller by the Company on October 20, 2011. The Company intends to finalize the working capital adjustment and continue to refine the purchase price allocation during the fourth quarter of 2011, subject to completion of negotiations between the seller and the Company. The acquisition of Corsidian will provide the Company with an immediate and substantial direct presence in the LATAM region, helping to capitalize on market growth opportunities in that region. The acquisition of Corsidian was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Corsidian have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s financial results.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be currently deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions, and other information compiled by management. The acquired intangible assets and goodwill are subject to review for impairment as indicators of impairment develop and otherwise at least annually (the Company performs its annual assessment in the fourth quarter of each fiscal year). Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately eight years).

Transaction costs of approximately $2.1 million related to this acquisition have been expensed as incurred and are included in general and administrative expenses in the Company’s unaudited condensed consolidated statements of income.

The total purchase price for Corsidian has been allocated as follows (in thousands):

Description	Amount

Current assets	$ 6,361
Property and equipment	326
Goodwill	11,184
Customer relationships	8,100
Deferred taxes	742
Other long-term assets	6,120

Total assets acquired	32,833

Current liabilities	(2,374)
Deferred tax liabilities	(2,699)
Other long-term liabilities	(11,791)

Net assets acquired	$ 15,969

In connection with the acquisition of Corsidian, $10.1 million was placed in escrow in connection with the seller’s obligation to indemnify the Company for the outcome of potential contingent liabilities relating to certain tax matters, including uncertain tax positions and for certain acquired accounts receivable the Company deemed at risk of collection. The Company has recognized certain of the contingent liabilities deemed probable of occurrence and an indemnification asset relating to the escrowed amount. Absent any claims or settlements against the escrow fund, the amounts available to settle claims will be reduced and the escrow fund will be distributed to the Corsidian sellers as follows: 15% in July 2012, 20% in July 2013, 20% in July 2014, 20% in July 2015, and 25% in July 2016.

NOTE 4—EQUITY

Stock-based Compensation

Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of services	$16	$12	$86	$52
Research and development	4	14	37	63
Selling, general and administrative	149	185	477	1,769

Total	$169	$211	$600	$1,884

Comprehensive Income

Comprehensive income consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$10,329	$5,601	$25,390	$13,583
Change in cumulative translation adjustment, net of tax	(2,158)	1,683	(2,869)	31

Comprehensive income	$8,171	$7,284	$22,521	$13,614

NOTE 5—GOODWILL AND OTHER ACQUIRED INTANGIBLES

The Company did not identify any indicators of impairment of goodwill nor did it identify any indicators of impairment of its acquired intangible assets during the nine months ended September 30, 2011 or 2010. The Company will perform its goodwill annual impairment assessment under the guidance prescribed in ASU 2011-08 during the fourth quarter of 2011.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2010	$631,943
Corsidian acquisition	11,184
Foreign currency translation	250

Balance as of September 30, 2011	$643,377

Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

		As of September 30, 2011			As of December 31, 2010
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 – 10	$235,172	$170,453	$64,719	$227,671	$149,372	$78,299
Developed technology	3 – 5	131,650	120,665	10,985	131,650	109,861	21,789
Trade names/trademarks	2 – 7	17,270	10,773	6,497	17,270	9,513	7,757
Non-competition agreements and leases	5 – 17	2,517	1,556	961	2,517	1,193	1,324

Total		$386,609	$303,447	$83,162	$379,108	$269,939	$109,169

Amortization expense was $11.2 million and $11.1 million for the three months ended September 30, 2011 and 2010, respectively and $33.5 million and $33.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ending December 31

2011 (remaining three months)	9,383
2012	36,198
2013	25,840
2014	4,127
2015	3,106
2016 and thereafter	4,508

Total	$83,162

NOTE 6—FAIR VALUE OF ASSETS AND LIABILITIES

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of September 30, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$137,269	$137,269	$—	$—
Interest rate cap	2	—	2	—

Liabilities
Debt(1)(2)	$790,924	$—	$787,500	$3,424
Accrued restructuring—facilities(3)	435	—	435	—

(1)	The decrease in the Company’s level 2 debt balance when compared to December 31, 2010 represents scheduled principal payments of $3.8 million and a voluntary prepayment of $5.0 million during the nine months ended September 30, 2011.
(2)	The decrease in the Company’s level 3 debt balance when compared to December 31, 2010 represents a scheduled principal payment during the nine months ended September 30, 2011.
(3)	Measured on a non-recurring basis.

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

The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Level 3 unobservable inputs include situations where there is little, if any, market activity. The Company has considered the trading activity for its debt and determined that the fair market value of debt is equal to par at both September 30, 2011 and December 31, 2010. The inputs into the determination of fair value require significant management judgment and estimation.

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

NOTE 7—DERIVATIVES

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

The interest rate cap agreement does not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the condensed consolidated statements of income. The Company utilizes observable inputs to determine the fair value of its interest rate cap and has recorded a loss of approximately $0.2 million during the nine months ended September 30, 2011. The loss recorded for the three months ended September 30, 2011 was de minimis.

Derivatives held by the Company as of September 30, 2011 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$ 250,000	September 3, 2010	November 7, 2012	5.0%	$2

NOTE 8—INCOME TAXES

The Company’s effective tax rate was 32.2% and 27.4% for the third quarter and first nine months of 2011, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of foreign operations in lower tax jurisdictions partially offset by additions to ASC740-10 reserves for uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and December 31, 2010 the Company had accrued approximately $9.6 million and $4.6 million respectively for potential interest and penalties related to uncertain tax positions. The balance at September 30, 2011 includes $4.1 million of interest and penalties related to an acquisition.

The U.S. Internal Revenue Service (“IRS”) recently completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS has proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred offshore by Aspect Communications, Inc. (“Aspect Communications”) in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS has disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications in 2005. The IRS assessment does not include interest on underpayments and additional state taxes that would be due if the Company is unsuccessful in defending the positions reported on its tax returns. The Company has analyzed the technical merits of each of the IRS’ assessments and the strength of the positions claimed on its tax returns, which included an analysis performed by an independent party at the time of the intellectual property transfer, and has reserved for certain items consistent with the requirements of FASB Accounting Standards Codification (“ASC”) 740-10 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. However, the Company has not recorded any reserve for uncertain tax positions related to the transfer of intellectual property, because it believes that the positions reported on its tax returns will be sustained on their technical merits. The Company intends to vigorously contest the assessment at IRS Appeals and, if necessary, in court. The process may be time consuming and expensive and if the Company is not successful in reversing or minimizing the tax adjustments, the resulting liability could have a material adverse impact on the Company.

The tax years 2005 and forward remain open to examination by taxing authorities around the world.

NOTE 9—RESTRUCTURING

During 2010, the Company abandoned certain leases and reduced its workforce as a result of the acquisition and integration of Quilogy, Inc. In addition, the Company established a presence in Ireland for operations as well as certain back office functions which resulted in employee related restructuring costs during 2010 and in the first half of 2011. In the first quarter of 2011, the Company also realigned its headcount profile due to completion of the latest release of Unified IP and in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees in the first quarter of 2011. The Company expects all severance payments to be made within the next 12 months.

Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2010	$1,601	$839	$2,440
Provisions	2,641	17	2,658
Interest accretion	—	32	32
Payments	(3,275)	(453)	(3,728)

Balance at September 30, 2011	$967	$435	$1,402

The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.

NOTE 10—CONTINGENCIES

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

In May 2009, the Company was sued in Minnesota by a former sales representative of the Company, Automated Telemarketing Services, Inc. (“ATS”) for alleged claims of breach of contract, breach of covenant of good faith, and tortious interference with contract. In April 2011, a jury trial resulted in a verdict totaling approximately $1.7 million in damages plus interest in favor of ATS. The parties subsequently settled this litigation for $1.7 million, which is recorded in general and administrative expenses for the nine months ended September 30, 2011.

The Company is not currently party to any other material legal proceedings. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.

NOTE 11—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees related to management and advisory services rendered in connection with a consulting agreement entered into by parties from its majority shareholder totaling $0.5 million for the three months ended September 30, 2011 and 2010 and $1.5 million for the nine months ended September 30, 2011 and 2010. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of income, with a related accrued expense amount $1.0 million as December 31, 2010. There was no accrued expense relating to these fees at September 30, 2011. Additionally, the majority shareholder received stock options in exchange for certain shares during the year ended December 31, 2010 in connection with the Company’s equity consolidation.

The Company invoiced a minority shareholder $0.3 million during the nine months ended September 30, 2011 and $0.3 million and $1.1 million, respectively, during the three and nine months ended September 30, 2010 for product and services provided to the minority shareholder. The Company did not invoice the minority shareholder during the third quarter 2011. Additionally, the Company had $3.4 million and $4.9 million of debt outstanding which was held by the minority shareholder at September 30, 2011 and December 31, 2010, respectively.

On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing and held this position through June 30, 2011. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that provides consulting services to the Company. The Company paid $1.0 million to LEC Ltd. through June 30, 2011. Additionally, the Company paid $1.0 million to LEC Ltd. during the nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.7 million and $1.9 million during the nine months ended September 30, 2011 and 2010, respectively. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain Class L shareholders second lien credit facility holdings as of September 30, 2011 and December 31, 2010, respectively.

NOTE 12—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 13—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010.

Supplemental Condensed Consolidating Balance Sheet (unaudited)

September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$53,740	$82,003	$—	$137,269
Accounts receivable, net	—	52,257	33,443	(14,987)	70,713
Deferred tax assets	—	15,287	1,495	—	16,782
Other current assets	—	19,458	7,761	—	27,219

Total current assets	1,526	140,742	124,702	(14,987)	251,983

Property, plant, and equipment, net	—	12,858	2,592	—	15,450
Intangible assets, net	—	75,418	7,744	—	83,162
Goodwill	—	630,800	12,577	—	643,377
Investment in subsidiaries	(72,157)	67,693	—	4,464	—
Other assets	190	19,328	7,401	—	26,919

Total assets	$(70,441)	$946,839	$155,016	$(10,523)	$1,020,891

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,126	$2,812	$25,273	$(14,987)	$14,224
Current portion of long-term debt	—	37,000	—	—	37,000
Accrued liabilities	—	61,925	18,919	—	80,844
Deferred revenues	—	75,439	21,632	—	97,071

Total current liabilities	1,126	177,176	65,824	(14,987)	229,139

Deferred tax liabilities	—	41,969	2,773	—	44,742
Long-term deferred revenue	—	8,564	1,635	—	10,199
Long-term debt	—	753,924	—	—	753,924
Other long-term liabilities	—	37,363	17,091	—	54,454

Total liabilities	1,126	1,018,996	87,323	(14,987)	1,092,458
Total shareholders’ equity (deficit)	(71,567)	(72,157)	67,693	4,464	(71,567)

Total liabilities and shareholders’ equity (deficit)	$(70,441)	$946,839	$155,016	$(10,523)	$1,020,891

Supplemental Condensed Consolidating Balance Sheet (unaudited)

December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$20,433	$64,411	$—	$86,370
Accounts receivable, net	—	68,657	34,400	(22,670)	80,387
Deferred tax assets	—	13,715	803	—	14,518
Other current assets	—	13,650	5,288	—	18,938

Total current assets	1,526	116,455	104,902	(22,670)	200,213

Property, plant, and equipment, net	—	15,734	2,790	—	18,524
Intangible assets, net	—	108,520	649	—	109,169
Goodwill	—	630,800	1,143	—	631,943
Investment in subsidiaries	(95,409)	44,223	—	51,186	—
Other assets	168	23,333	1,395	—	24,896

Total assets	$(93,715)	$939,065	$110,879	$28,516	$984,745

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$341	$19,752	$24,049	$(22,670)	$21,472
Current portion of long-term debt	—	6,500	—	—	6,500
Accrued liabilities	—	57,608	13,134	—	70,742
Deferred revenues	—	65,007	23,319	—	88,326

Total current liabilities	341	148,867	60,502	(22,670)	187,040

Deferred tax liabilities	—	46,777	—	—	46,777
Long-term deferred revenue	—	8,302	964	—	9,266
Long-term debt	—	794,647	—	—	794,647
Other long-term liabilities	—	35,881	5,190	—	41,071

Total liabilities	341	1,034,474	66,656	(22,670)	1,078,801
Total shareholders’ equity (deficit)	(94,056)	(95,409)	44,223	51,186	(94,056)

Total liabilities and shareholders’ equity (deficit)	$(93,715)	$939,065	$110,879	$28,516	$984,745

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$93,255	$46,809	$(6,826)	$133,238
Cost of revenues	—	41,051	19,213	(6,826)	53,438

Gross profit	—	52,204	27,596	—	79,800
Operating expenses:
Research and development	—	8,535	1,301	—	9,836
Selling, general and administrative	48	18,325	13,024	—	31,397
Amortization expense for acquired intangible assets	—	7,512	271	—	7,783
Restructuring charges (credits)	—	18	(105)	—	(87)

Total operating expenses	48	34,390	14,491	—	48,929

Income (loss) from operations	(48)	17,814	13,105	—	30,871
Interest and other income (expense), net	8	(16,947)	1,304	—	(15,635)

Income (loss) before income taxes	(40)	867	14,409	—	15,236
Provision for income taxes	—	4,359	548	—	4,907
Equity in earnings of subsidiaries	10,369	13,861	—	(24,230)	—

Net income (loss)	$10,329	$10,369	$13,861	$(24,230)	$10,329

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended September 30, 2010

(in thousands)	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$92,724	$40,562	$(6,138)	$127,148
Cost of revenues	—	40,410	16,259	(6,138)	50,531

Gross profit	—	52,314	24,303	—	76,617
Operating expenses:
Research and development	—	10,055	1,299	—	11,354
Selling, general and administrative	31	20,366	7,080	—	27,477
Amortization expense for acquired intangible assets	—	7,399	—	—	7,399
Restructuring charges (credits)	—	(14)	165	—	151

Total operating expenses	31	37,806	8,544	—	46,381

Income (loss) from operations	(31)	14,508	15,759	—	30,236
Interest and other income (expense), net	7	(13,722)	(5,436)	—	(19,151)

Income (loss) before income taxes	(24)	786	10,323	—	11,085
Provision (benefit) for income taxes	—	4,604	880	—	5,484
Equity in earnings of subsidiaries	5,625	9,443	—	(15,068)	—

Net income (loss)	$5,601	$5,625	$9,443	$(15,068)	$5,601

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Nine Months Ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$280,674	$129,729	$(19,226)	$391,177
Cost of revenues	—	121,642	53,666	(19,226)	156,082

Gross profit	—	159,032	76,063	—	235,095
Operating expenses:
Research and development	—	25,618	3,636	—	29,254
Selling, general and administrative	154	61,224	35,475	—	96,853
Amortization expense for acquired intangible assets	—	22,460	271	—	22,731
Restructuring charges	—	1,528	1,130	—	2,658

Total operating expenses	154	110,830	40,512	—	151,496

Income (loss) from operations	(154)	48,202	35,551	—	83,599
Interest and other income (expense), net	22	(46,865)	(1,804)	—	(48,647)

Income (loss) before income taxes	(132)	1,337	33,747	—	34,952
Provision for income taxes	—	8,601	961	—	9,562
Equity in earnings of subsidiaries	25,522	32,786	—	(58,308)	—

Net income (loss)	$25,390	$25,522	$32,786	$(58,308)	$25,390

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Nine Months Ended September 30, 2010

(in thousands)	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$273,061	$113,715	$(14,772)	$372,004
Cost of revenues	—	118,219	45,564	(14,772)	149,011

Gross profit	—	154,842	68,151	—	222,993
Operating expenses:
Research and development	—	30,511	4,016	—	34,527
Selling, general and administrative	511	67,567	22,480	—	90,558
Amortization expense for acquired intangible assets	—	22,172	—	—	22,172
Restructuring charges	—	300	98	—	398

Total operating expenses	511	120,550	26,594	—	147,655

Income (loss) from operations	(511)	34,292	41,557	—	75,338
Interest and other income (expense), net	48	(37,161)	(14,441)	—	(51,554)

Income (loss) before income taxes	(463)	(2,869)	27,116	—	23,784
Provision (benefit) for income taxes	—	9,373	828	—	10,201
Equity in earnings of subsidiaries	14,046	26,288	—	(40,334)	—

Net income (loss)	$13,583	$14,046	$26,288	$(40,334)	$13,583

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$632	$37,493	$40,007	$—	$78,132

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(12,865)	—	(12,865)
Purchases of property and equipment	—	(2,356)	(790)	—	(3,146)

Net cash used in investing activities	—	(2,356)	(13,655)	—	(16,011)

Financing activities:
Repayment of borrowings	—	(10,250)	—	—	(10,250)
Sales of subsidiaries	—	8,420	(8,420)	—	—
Repurchase of common stock for payment of employee taxes on options exercised	(639)	—	—	—	(639)
Proceeds received from issuance of ordinary shares	7	—	—	—	7

Net cash used in financing activities	(632)	(1,830)	(8,420)	—	(10,882)
Effect of exchange rate changes on cash	—	—	(340)	—	(340)

Net change in cash and cash equivalents	—	33,307	17,592	—	50,899
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$53,740	$82,003	$—	$137,269

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Nine Months Ended September 30, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$(20)	$46,081	$27,230	$—	$73,291

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)	—	—	(8,172)
Purchases of property and equipment	—	(3,433)	(746)	—	(4,179)

Net cash used in investing activities	—	(11,605)	(746)	—	(12,351)

Financing activities:
Repayment of borrowings	—	(803,000)	—	—	(803,000)
Borrowings under debt facilities	—	800,000	—	—	800,000
Debt issuance costs in connection with borrowings	—	(23,530)	—	—	(23,530)
Capital contribution	(5,000)	5,000	—	—	—
Proceeds received from issuance of ordinary shares	20	—	—	—	20

Net cash used in financing activities	(4,980)	(21,530)	—	—	(26,510)
Effect of exchange rate changes on cash	—	(764)	987	—	223

Net change in cash and cash equivalents	(5,000)	12,182	27,471	—	34,653
Cash and cash equivalents:
Beginning of period	6,537	18,164	26,600	—	51,301

End of period	$1,537	$30,346	$54,071	$—	$85,954

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

Overview

We are a leading global provider of business communications solutions and services. We develop, market, license and sell software and hardware products that enable businesses to manage communications with their customers and employees more efficiently and effectively. In addition to our contact center products, we provide enterprise-wide unified communications and collaboration services, which allow companies to expand the role of customer contact in their enterprises by utilizing various communications technologies, such as voice, email, instant messaging and video, on an integrated software platform. We believe this type of technology will be foundational as traditional contact centers evolve into customer contact hubs that engage with customers through social media and provide customer access to experts throughout the enterprise. In 2008, Microsoft purchased an equity stake in our company and entered into a strategic alliance with us to integrate our contact center products into Microsoft’s own industry-leading unified communications offerings. We believe this alliance increases our influence and visibility with new and existing customers.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below.

Financial Summary

The following table sets forth the results of our operations expressed in dollars and as a percentage of net revenue for the three and nine months ended September 30, 2011 and 2010:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Net revenues:
Product revenue	$ 33.8	$30.4	25%	24%	$92.6	$84.3	24%	23%
Services revenue	99.4	96.7	75%	76%	298.5	287.7	76%	77%
Total net revenues	133.2	127.1	100%	100%	391.1	372.0	100%	100%

Cost of revenues:
Cost of product revenue	7.8	8.3	6%	7%	23.9	22.7	6%	6%
Cost of services revenue	42.1	38.5	31%	30%	121.3	115.3	31%	31%
Amortization expense for acquired intangible assets	3.5	3.7	3%	3%	10.8	11.0	3%	3%
Total cost of revenues	53.4	50.5	40%	40%	156.0	149.0	40%	40%
Gross profit	79.8	76.6	60%	60%	235.1	223.0	60%	60%
Operating expenses:
Research and development	9.8	11.3	7%	9%	29.2	34.5	7%	9%
Selling, general and administrative	31.4	27.5	24%	22%	96.9	90.6	25%	24%
Amortization expense for acquired intangible assets	7.8	7.4	6%	6%	22.7	22.2	6%	6%
Restructuring charges	(0.1)	0.2	0%	0%	2.7	0.4	1%	0%
Total operating expenses	48.9	46.4	37%	37%	151.5	147.7	39%	39%
Income from operations	30.9	30.2	23%	23%	83.6	75.3	21%	21%
Interest and other expense, net	15.7	19.2	12%	15%	48.7	51.5	12%	14%
Income before income taxes	15.2	11.0	11%	8%	34.9	23.8	9%	7%
Provision for income taxes	4.9	5.4	3%	4%	9.5	10.2	3%	3%
Net income	$ 10.3	$5.6	8%	4%	$25.4	$13.6	6%	4%

Net Revenue

The following table presents the breakdown of net revenues between product and services revenue:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Product revenue	$33.8	$30.4	$3.4	$92.6	$84.3	$8.3
Services revenue	99.4	96.7	2.7	298.5	287.7	10.8

Total	$133.2	$127.1	$6.1	$391.1	$372.0	$19.1

For the three and nine months ended September 30, 2011, net revenues increased $6.1 million and $19.1 million, respectively. Product revenue increased during the three and nine months ended September 30, 2011 as compared to the same periods in the prior year driven by an increase in our growth products revenue (Unified IP and Workforce Optimization) of $9.6 million and $14.5 million, respectively, partially offset by a decrease in our Signature revenue of $6.3 million and $6.2 million, respectively. In addition, stronger foreign currencies, primarily the British pound, Euro, and Singapore dollar contributed $0.8 million and $2.3 million, respectively, to the product revenue improvement during the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

Services revenue, including consulting, implementation and education services, increased $2.1 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily driven by increased product revenues, specifically Unified IP revenues for the Americas region. Services revenue, including consulting, implementation and education services, increased $6.2 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to increased Unified IP revenues as well as lower purchase accounting adjustments and revenue reserve amounts recorded in the current year. Services revenue relating to maintenance increased $0.7 million and $4.6 million, respectively, during the three and nine months ended September 30, 2011 as compared to the three and nine months ended

September 30, 2010 primarily as a result of the Corsidian acquisition and new business in the Americas region along with stronger foreign currencies, primarily the British pound and Euro, which improved revenue by $1.2 million and $3.7 million, respectively, partially offset by lower revenue from slightly decreased maintenance contract renewals primarily in the Europe and Africa region.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Americas	$92.7	$85.5	$7.2	$269.3	$257.6	$11.7
Europe and Africa	28.2	28.0	0.2	87.3	81.8	5.5
Asia Pacific (including Middle East)	12.3	13.6	(1.3)	34.5	32.6	1.9

Total	$133.2	$127.1	$6.1	$391.1	$372.0	$19.1

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change (pts)	2011	2010	Change (pts)

Americas	69.6%	67.2%	2.4	68.9%	69.2%	(0.3)
Europe and Africa	21.2%	22.1%	(0.9)	22.3%	22.0%	0.3
Asia Pacific (including Middle East)	9.2%	10.7%	(1.5)	8.8%	8.8%	-

The increase in Americas net revenues in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is a result of increased product, professional services, and maintenance revenue of $4.9 million, $1.5 million and $0.7 million, respectively. The increase in product revenue is primarily driven by improved growth product revenues primarily as a result of existing customer migrations from their Signature products to our growth products. The increase in professional services revenue is primarily due to increased product revenues specifically for Unified IP as well as the higher attach rates from our growth products as compared to our signature product. The increase in maintenance revenue is primarily a result of the Corsidian acquisition in July. Net revenues in Europe and Africa decreased for the three months ended September 30, 2011 compared to the same period in the prior year with decreases in product revenue resulting from continued European economic uncertainty and lower maintenance revenue resulting from decreased maintenance contract renewals. These declines were partially offset by stronger foreign currencies, primarily the British pound and Euro, which increased revenue by $1.4 million. Net revenues in Asia Pacific decreased for the three months ended September 30, 2011 compared to the same period in the prior year with decreases in product revenue resulting from continued tough economic times and decreased maintenance revenue from customers. These declines were partially offset by stronger foreign currencies, primarily the Singapore and Australian dollar, which increased revenue by $0.9 million.

The increase in Americas net revenues in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is a result of increased product, professional services, and maintenance revenue of $2.1 million, $5.4 million and $4.3 million, respectively. The increase in product revenue is driven by improved growth product revenue. The increase in professional services revenue is primarily due to increased Unified IP revenues as well as lower purchase accounting adjustments and revenue reserve amounts in the current year. The improvement in maintenance revenue is a result of the Corsidian acquisition in July and new business. Increased net revenues in Europe and Africa for the nine months ended September 30, 2011 compared to the same period in the prior year was primarily driven by improved product sales as we had three additional customers with product revenue of over $1.0 million and more new logo revenue from the prior year, combined with stronger foreign currencies, primarily the British pound and Euro, which increased revenue by $4.7 million. These improvements were partially offset by decreased maintenance revenue resulting from lost and delayed contract renewals. The increase in Asia Pacific net revenues related primarily to improved maintenance revenue combined with stronger foreign currencies, mainly the Australian and Singapore dollars, increasing revenue by $2.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and service revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Cost of product revenue	$ 7.8	$ 8.3	$ (0.5)	$ 23.9	$ 22.7	$ 1.2
Cost of services revenue	42.1	38.5	3.6	121.3	115.3	6.0
Amortization expense for acquired intangible assets	3.5	3.7	(0.2)	10.8	11.0	(0.2)

Total	$53.4	$50.5	$ 2.9	$156.0	$149.0	$ 7.0

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change (pts)	2011	2010	Change (pts)

Cost of product revenue	23.3%	27.4%	(4.1)	25.9%	26.9%	(1.0)
Cost of services revenue	42.3%	39.8%	2.5	40.6%	40.1%	0.5

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Product related costs	$ 5.9	$6.4	$ (0.5)	$18.0	$17.1	$0.9
Manufacturing operation costs	1.9	1.9	-	5.9	5.6	0.3

Total	$7.8	$8.3	$ (0.5)	$23.9	$22.7	$1.2

Despite higher product revenue, product-related costs decreased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and only slightly increased during the nine months ended September 30, 2011 compared to the same period in the prior year as a result of increased levels of our higher margin Unified IP and Workforce Optimization products. Manufacturing operation costs increased during the nine months ended September 30, 2011 compared to the same period in the prior year primarily due to increased freight costs as a result of higher fuel costs as well as increased shipping costs related to stocking the Company’s new Ireland distribution center.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Salary, benefits and other employee costs	$33.1	$30.0	$ 3.1	$ 94.3	$90.1	$ 4.2
IT allocations	3.0	2.8	0.2	9.1	8.1	1.0
Facilities allocations	2.2	2.2	-	6.4	6.3	0.1
Telecommunications	0.3	0.3	-	0.8	0.9	(0.1)
Software support costs	2.6	2.2	0.4	7.6	6.6	1.0
Other	0.9	1.0	(0.1)	3.1	3.3	(0.2)

Total	$42.1	$38.5	$ 3.6	$121.3	$115.3	$ 6.0

Cost of services revenue increased during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily due to increased salary, benefits and other employee costs related to higher staffing to support the higher revenue levels, staffing related to the Corsidian acquisition, and increased travel. IT allocations increased for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily as a result of a proportional increase in services headcount as we have rebalanced our resource profile across certain functions in order to fund additional investment in sales, including professional services personnel, to be well positioned for the growth in the unified communications market. Software support costs increased in proportion with increased support revenues.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Amortization expense for acquired intangible assets	$3.5	$3.7	$(0.2)	$10.8	$11.0	$(0.2)

During the three and nine months ended September 30, 2011, amortization expense for acquired intangible assets decreased slightly as compared to the three and nine months ended September 30, 2010 due to certain assets becoming fully amortized in 2011.

Operating Expenses

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Research and development	$9.8	$11.3	$(1.5)	$29.2	$34.5	$(5.3)
Selling, general and administrative	31.4	27.5	3.9	96.9	90.6	6.3
Amortization expense for acquired intangible assets	7.8	7.4	0.4	22.7	22.2	0.5
Restructuring charges	(0.1)	0.2	(0.3)	2.7	0.4	2.3

Total	$48.9	$46.4	$2.5	$151.5	$147.7	$3.8

The increase in operating expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily due to higher commissions, increased labor costs mostly related to the Corsidian acquisition, increased travel, deal transaction costs, and bad debt. These increased costs are partially offset by lower labor costs due to reduced staffing in the research and development group.

The increase in operating expenses for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 is primarily due to higher commissions, increased labor costs mostly related to the Corsidian acquisition, increased travel and other employee related costs, and increased deal transaction costs, bad debt, legal fees, marketing, and restructuring charges. These increased costs are partially offset by lower labor costs due to reduced staffing in the research and development group along with certain incentive compensation relating to the successful debt refinancing in May 2010 consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness.

The following table shows operating expenses as a percentage of total revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change (pts)	2011	2010	Change (pts)

Research and development	7.4%	8.9%	(1.5)	7.5%	9.3%	(1.8)
Selling, general and administrative	23.6%	21.7%	1.9	24.8%	24.3%	0.5
Amortization expense for acquired intangible assets	5.8%	5.8%	-	5.8%	6.0%	(0.2)
Restructuring charges	(0.1)%	0.1%	(0.2)	0.7%	0.1%	0.6

Total	36.7%	36.5%	0.2	38.8%	39.7%	(0.9)

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Salary, benefits and other employee costs	$(1.3)	$(4.5)
Other	(0.2)	(0.8)

Total	$(1.5)	$(5.3)

The decrease in research and development expenses for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 was due to lower salary, benefits and other employee costs, which decreased primarily due to reduced staffing as a result of the restructuring in the research and development group in the first quarter of 2011.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Salary, benefits and other employee costs	$2.7	$(1.0)
Discretionary marketing expenses	(0.1)	1.2
Legal fees	(0.2)	1.3
Tax and audit fees	0.7	3.7
Bad debt	0.6	1.2
Other	0.2	(0.1)

Total	$3.9	$6.3

Salary, benefits and other employee costs increased for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily due to higher commissions resulting from certain larger deals that closed in the current quarter and increased labor costs mostly related to the Corsidian acquisition. Salary, benefits and other employee costs decreased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to incentive compensation relating to the successful debt refinancing in May 2010 consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness. These decreased costs were partially offset by higher commissions resulting from certain larger deals that closed in the current quarter and labor costs mostly related to the Corsidian acquisition along with increased headcount and higher contractor, recruiting, travel, and training expenses related to rebalancing our resource profile across certain functions in order to fund additional investment in the sales and marketing functions.

For the three months ended September 30, 2011, discretionary marketing expenses were lower than for the three months ended September 30, 2010 primarily as a result of decreased web marketing and user conference expenses partially offset by increased corporate projects, trade show, and public relations expenses. For the nine months ended September 30, 2011, discretionary marketing expenses were higher than for the nine months ended September 30, 2010 primarily as a result of increased trade show, promotional materials, corporate projects, and public relations expenses partially offset by decreased user conference expenses.

Legal fees increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of fees related to the Corsidian acquisition and an unfavorable litigation judgment in the first quarter of 2011 as discussed in note 10 to the financial statements.

Tax and audit fees increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to professional fees related to the Corsidian acquisition. Tax and audit fees increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to our efforts to rationalize and streamline our legal entity structure, increased audit work related to becoming an SEC registrant, and professional fees related to the Corsidian acquisition.

The change in bad debt expense for the three and nine months ended September 30, 2011 is driven by lower bad debt expense in 2010 due to reversal of expenses as a result of successful collection efforts on certain receivables that were previously reserved

Amortization Expense for Acquired Intangible Assets

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Amortization expense for acquired intangible assets	$7.8	$7.4	$0.4	$22.7	$22.2	$0.5

During the three and nine months ended September 30, 2011, amortization expense for acquired intangible assets increased as compared to the three and nine months ended September 30, 2010 due to intangible assets from the Corsidian acquisition in July beginning to amortize.

Restructuring Charges

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Restructuring expense	$(0.1)	$0.2	$(0.3)	$2.7	$0.4	$2.3

Restructuring charges decreased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as in 2011 we had a favorable adjustment of $0.1 million to a previously recorded severance accrual. Restructuring charges increased during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to a restructuring of the research and development organization in the first quarter of 2011 as we have rebalanced our resource profile across certain functions in order to fund additional investment in the sales and marketing functions. In addition, the Company established a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs within other locations in the first quarter of 2011.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change ($)	2011	2010	Change ($)

Interest expense	$16.9	$17.3	$(0.4)	$51.2	$51.0	$0.2
Exchange rate (gain)/loss	(1.1)	2.1	(3.2)	(2.1)	0.0	(2.1)
Other (income) expense	(0.1)	(0.2)	0.1	(0.4)	0.5	(0.9)

Total interest and other expense, net	$15.7	$19.2	$(3.5)	$48.7	$51.5	$(2.8)

Interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 decreased primarily as a result of lower debt levels resulting from $11.5 million of principal payments since September 30, 2010. In addition, settlement of litigation contributed $0.2 million to the decrease in interest expense during the three months ended September 30, 2011 when compared to the same period in the prior year. Interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 increased primarily as a result of higher interest rates of the refinanced debt partially offset by the $5.2 million write-off of a portion of the remaining capitalized debt financing costs of our previous credit facility in the second quarter of 2010.

Exchange rate gain reflects revaluation of certain accounts, including cash, accounts receivable and intercompany balances, as well as the settlement of certain transactions, including customer invoices and intercompany, that are based in other than local currency. For the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, exchange rate gain was favorable primarily due to the fluctuation of the United States dollar against foreign currencies.

The change in other (income) expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is associated with the dissolution of certain legal entities in line with our legal entity rationalization.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 30, 2011 and September 30, 2010:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	2010	Change	2011	2010	Change

Provision for income taxes	$4.9	$5.4	$(0.5)	$9.5	$10.2	$(0.7)
Effective tax rate	32.2%	49.5%	(17.3)	27.4%	42.9%	(15.5)

The decrease in provision for income taxes for both the three and nine month periods is primarily due to the release of ASC 740-10 reserves for research and development credits which were released during the third quarter of 2010. The decrease in the effective tax rate for those periods is primarily due to foreign operations in lower tax jurisdictions, specifically, the Company’s increased operations in Aspect Ireland.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Nine Months Ended September 30,

	2011	2010	Change ($)

Beginning cash and cash equivalents	$ 86.4	$51.3	$35.1
Net cash provided by operating activities	78.1	73.3	4.8
Net cash used in investing activities	(16.0)	(12.4)	(3.6)
Net cash used in financing activities	(10.9)	(26.5)	15.6
Effect of exchange rate changes	(0.3)	0.3	(0.6)

Ending cash and cash equivalents	$137.3	$86.0	$51.3

Net Cash Provided by Operating Activities

Net cash flows provided by operating activities include net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities increased $4.8 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to the following:

(In millions)	Change ($)
Net income, net of non-cash related items	$3.2
Changes in operating assets and liabilities	1.6

$4.8

For the nine months ended September 30, 2011, net cash flows from operating activities increased as compared to the nine months ended September 30, 2010 primarily as a result of improved net income and increases in the change in accrued liabilities and accounts payable partially offset by a decrease in the change in other current assets and other assets.

Net Cash Used In Investing Activities

(In millions)	Change ($)
Cash paid for acquisitions, net of cash acquired	$(4.7)
Purchases of property and equipment	1.1

$(3.6)

Net cash used in investing activities increased $3.6 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the higher acquisition costs of Corsidian, which was acquired for $12.9 million, net of cash acquired, versus the Quilogy acquisition that took place in the first quarter of 2010 of $8.2 million. In addition, there was lower capital spending during the nine months ended September 30, 2011 as compared to the same period in 2010.

Net Cash Used In Financing Activities

Net cash used in financing activities decreased $15.6 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the following:

(In millions)	Change ($)

Principal payments	$22.3
Net cash from refinancing	(6.0)
Repurchase of common stock	(1.1)
Proceeds received from issuance of ordinary shares	0.4

$15.6

In May 2010, we refinanced our existing debt resulting in a net increase in cash from refinancing of $6.0 million. In addition, we made $22.3 million less in principal payments, used $1.1 million more for repurchase of common stock, and received $0.4 million more proceeds from issuance of ordinary shares in the nine months ended September 30, 2011 as compared to the same period in 2010.

Net Working Capital

Net working capital increased $24.0 million as of September 30, 2011, as compared to September 30, 2010, due to the following:

(In millions)	Change ($)

Increase in cash and cash equivalents	$51.3
Increase in accounts receivable	14.1
Increase in other current assets	5.1
Increase in accounts payable/accrued expenses	(13.6)
Increase in current portion of debt	(30.5)
Other	(2.4)

$24.0

Debt Covenants

We were in compliance with all of our financial debt covenants as of September 30, 2011.

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

During the first nine months of fiscal 2011, there were only significant changes to the Revenue Recognition policy as a result of adopting ASU No. 2009-13 and ASU No. 200-14 as discussed in Note 1 and Note 2 to the Condensed Consolidated Financial Statements included in our Quarterly Report. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-4 (File No. 333-170936), as amended.

Item 3. Quantitative and Qualitative Disclosure of Market Risks

During the first nine months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Registration Statement on Form S-4 (File No. 333-170936), as amended, for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.

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

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Aspect Software Group Holdings, LTD. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholder’s Deficit and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Filed herewith

**	Furnished herewith

***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Michael J. Provenzano III
Michael J. Provenzano III, Executive Vice President and Chief Financial Officer