Form 10-K
period 2011-12-31
Aspect Software Group Holdings Ltd.
filed 2012-03-30
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0587778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Apollo Drive

Chelmsford, Massachusetts 01824

(Address of principal executive offices)(Zip code)

Telephone Number: Telephone: (978) 250-7900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was zero as there is currently no established public trading market for the registrant’s equity securities.

The following number of shares of each of the registrant’s classes of common shares were outstanding as of February 29, 2012:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

Documents Incorporated by Reference:

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business

Company Overview

We are a leading provider of customer contact and Microsoft platform solutions. We develop, market, license and sell software and hardware products that enable businesses to effectively and efficiently manage customer interactions and coordinate and focus customer-facing business processes within customer contact centers and across multiple business functions. More than 83% of the Fortune 100 and 86% of the Fortune 50 utilize our software and services in their contact centers and across their enterprises. We also provide annual maintenance and professional services to customers who use our products, which comprised 77% of our revenue in the year ended December 31, 2011, and during each of the past three years we have experienced an average maintenance customer renewal rate of 99%. We provide both contact center products and enterprise-wide unified communications and collaboration (“UCC”) services, which allow companies to expand the role of customer contact in their enterprises by utilizing various communications technologies, such as voice, email, instant messaging and video, on an integrated software platform. We believe this type of technology is foundational as customer needs grow beyond what a traditional contact center can deliver. As consumers look to use new communication media (such as chat, web self-service, and social networks) the traditional contact center is evolving into a customer contact hub that provides a full range of contact options to customers through self-service and agents who are able to tap into enterprise expertise, in real-time, to better serve, sell to and collect from the consumer. In 2008, Microsoft purchased a minority equity stake in our company and entered into a strategic alliance with us to integrate our contact center products into Microsoft’s own industry leading unified communications offerings. We believe this alliance has increased our influence and visibility with new and existing customers and allows us to advance our solutions. We are continually increasing our level of engagement with Microsoft and Microsoft’s partner ecosystem and our recent global relationship with Dell demonstrates our success against this strategy.

Customer contact centers allow enterprises to provide customer service, collection of debt, and sales of goods and services directly to the consumer. Over the last three decades, we have been an innovator in the contact center market and continue to maintain leading positions in key segments of that market. We have continued to develop new mission-critical technologies and functionality as customer contact centers have become a more dynamic and integral component of business strategy, driven by the desire of organizations to expand and improve their interactions with customers, gain efficiencies in customer-facing business processes, and gather and utilize the valuable information obtained in the course of customer interactions. Advanced contact center technology enhances an enterprise’s effectiveness by properly directing calls within a system, presenting customer data to agents, integrating various forms of communication, forecasting demand and managing schedules, managing contact center agents, capturing and analyzing contact center related data, and using automation to improve productivity. Our current innovations are being driven largely by the increased adoption and acceptance of unified communications and collaboration technologies. Unified communications refers to the integration of multiple channels of communications onto an integrated software platform. The addition of collaboration functionality enhances the unified communications user experience by adding interactive workflow, document sharing, calendaring, enterprise search and other productivity improving features.

Drawing on more than thirty years of experience in developing communications software and services and through our strategic alliance with Microsoft, we uniquely apply enterprise technologies (such as Microsoft Lync and Sharepoint) within the contact center, to enable businesses to engage more effectively with their customers, and, for the first time, create collaborative environments for agents and supervisors that provide real-time access to information and allow them to identify and interact with employees inside and outside of the contact center on a real-time basis who can help address customer requests within a single transaction, thereby providing cost savings to businesses while improving customer satisfaction.

With more than 1,900 employees across 49 offices in 19 countries, we have a global presence that allows us to provide service and support to our multi-national customers around the world on a 24x7x365 basis. We deliver our solutions to approximately 3,000 customers in more than 70 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily. We operate in one reportable segment. Please see Note 26, “Segment Reporting,” to our audited consolidated financial statements located elsewhere in this Form 10-K for more information and customer geographic information. For the year ended December 31, 2011, our total net revenues, net income and Adjusted EBITDA were $515.6 million, $39.1 million and $172.2 million, respectively. See “Key Financial Measures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations, the most directly comparable GAAP financial performance measure.

Unless the context requires otherwise, the terms “Aspect,” “we,” “us” and “our” refer to Aspect Software Group Holdings Ltd. and its consolidated subsidiaries and the term “Holdings” refers to Aspect Software Group Holdings Ltd..

Competitive Strengths

We believe that we benefit from the following competitive strengths:

Leading Market Positions and Differentiating Vision. We believe we are an inventor of various core contact center technologies such as intelligent automatic call distribution, predictive dialing and workforce management. Over the years, we have continued to maintain our leading position in these segments of the contact center market. As contact centers have evolved into multi-functional service, marketing and collections focused organizations, we continue to innovate and develop our unified communications applications to address the needs of customers to have an efficient, functional and reliable system that allows communication across traditional platforms as well as the latest communications devices.

We believe that businesses have entered into a new era where companies no longer have complete control over the customer experience and that in this new era, companies that can best transform the traditional contact center using enterprise technologies into customer engagement hubs that reach across the enterprise will be able to achieve a competitive advantage with a differentiating customer experience. By fusing contact center interaction management and workforce optimization with Microsoft technologies, we can uniquely deliver adaptable, configurable application components for collaboration, social media, workflow, analytics, agent control and knowledge resources that can be combined with our professional services enterprise into applications that will help drive this transformation.

Large and Diversified Installed Base of Blue-Chip Customers. We are one of the largest contact center solutions providers in the world with a comprehensive product portfolio. We provide our products and services worldwide, with 69% of our revenues generated from the Americas, 22% from Europe and Africa and 9% from Asia Pacific for the year ended December 31, 2011, and we view our market opportunities on a global basis rather than focused on any one region. We deliver our solutions to approximately 3,000 customers in more than 70 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily. No one customer accounted for more than 10% of our revenues and our top 10 customers in total accounted for 30% of total revenues for the year ended December 31, 2011. We believe that this geographic diversity and lack of customer concentration helps us to mitigate the effects of isolated regional downturns. It also provides us with a broad range of relationships that we can leverage to implement our new UCC technologies in our customers’ contact centers and also on an enterprise-wide basis.

Stable, Recurring Maintenance Revenue with High Renewal Rates. During the past three years we have had stable and predictable maintenance revenues, which comprised 59% of our total revenues for the year ended December 31, 2011. We believe that contact center operations have become critical business functions for many of our customers, positioning us as a key strategic supplier. Additionally, given the considerable upfront license costs, lengthy implementations and potential for disruptions of critical operations, customers view switching contact center systems as a complex, risky and an expensive undertaking. Over 95% of new customers who purchase our contact center solutions also purchase maintenance contracts from us. We have maintenance relationships with a diversified and large number of customers, with the top 10 customers comprising approximately 32% and no single customer representing more than 10% of our maintenance revenues for the year ended December 31, 2011. As evidenced over the last three years we have had high customer loyalty with 99% customer retention rates.

Strong and Recurring Free Cash Flow Generation. In recent periods our business has generated a large amount of cash, which has resulted primarily from our stable maintenance revenue in those periods, combined with our modest capital expenditure and working capital requirements. We have generated approximately $270 million of free cash flows in the last three years. Free cash flow, a non-GAAP measure, is defined as cash provided by operating activities less capital expenditures. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for working capital purposes. Our substantial base of maintenance revenue combined with our focus on continuous cost control has helped us to maintain profitability and offset declines in revenue through the recent economic downturn.

Unique Strategic Alliance with Microsoft. We have a multi-year strategic alliance with Microsoft. This alliance is based on a shared vision of bringing the benefits of software-based unified communications applications and services to the world’s leading organizations. We have aligned our product roadmap and expanded our product offerings to be the ‘go-to’ resource for companies looking to leverage the next generation of Microsoft’s unified communications and collaboration (UCC) platforms for customer contact. We are also jointly investing in market awareness and education to help companies realize the benefits of UCC, especially around the ways in which they can make organizations more customer-centric. We are offering to the market next generation customer contact solutions that leverage our rich set of application programing interfaces and Microsoft products such as SharePoint, Dynamics CRM and Lync. Our professional services employees collectively have more than 600 Microsoft certifications in various technologies and we have 9 silver competencies and 3 Gold competencies in the area of Portals and Collaboration, Dynamics CRM and Communications as of Microsoft’s fiscal year ended June 30, 2011.

Our People and Management. We have a strong executive management team with considerable experience in the software industry and proven execution skills in growing companies organically and through acquisitions. This collection of talent includes many individuals who helped found the contact center technology industry and are now helping transform the way companies communicate. The executive management team has an average of more than twenty years of technology industry experience and is led by James Foy, who has been recognized for his guidance and leadership with numerous accolades, which include being named CEO of the Year in 2005 for the Contact Center Industry by Frost & Sullivan, receiving the Ernst & Young Entrepreneur of the Year® award in 2006 in the software category in New England and a lifetime achievement award from Technology Marketing Corporation.

Business Strategy

The following components are key to our strategy to achieve our growth objectives:

Expand our Global Presence. Aspect receives the majority of its revenue today from mature markets like North America and Western Europe. We have been investing in emerging markets such as Brazil, Mexico, China and India, both in terms of organic growth in personnel as well as in partner channel development along with acquisitions, such as Corsidian in July 2011. We expect to generate more new logo customer wins from the emerging markets.

Develop Best-In-Class Products. During the past three decades, we have been a market leader in key segments of the contact center market, we believe largely due to our ability to develop innovative products that meet the needs of our customers. In recognition of contact center business transformation from isolated phone-based, outbound communications to inbound and outbound multi-channel communications that are highly integrated into a company’s operations, we believe we have developed and matured one of the industry’s first unified contact center offerings. With our flagship product Aspect Unified IP v.7, we can provide both an effective and innovative platform that meets the evolving market needs for new customers, while offering a new set of capabilities to sell to our current customers in order to upgrade their existing legacy contact center systems. Our workforce optimization capabilities have grown through organic developments and acquisitions to be an integrated full-featured workforce optimization platform that also leverages Microsoft UCC technologies. We have a unique advantage as the only recognized contact center infrastructure leader that offers both interaction management and workforce optimization technologies as there is increasing recognition that these capabilities need to be synchronized and delivered as an integrated, holistic solution. The ability of the combined interaction management and workforce optimization solution to take full advantage of UCC will allow us to lead the contact center transformation. We plan to continue to invest in and develop new products and solutions ahead of changing contact center and enterprise needs and continually take advantage of the developing UCC marketplace.

Migrate and Further Penetrate Our Installed Customer Base. We have a large installed customer base that operates over 300,000 agent seats on our legacy telephony-based Signature predictive dialer and automatic call distribution products. As our customer base migrates to a software-based platform, we plan to use our relationships with these customers to market our Aspect Unified IP platform product and related unified communications applications. Migrations from Signature dialers to the Aspect Unified IP-based applications are essentially complete, and most of our customers have chosen to use Aspect Unified IP. With the December 2010 general availability of Aspect Unified IP v7, we began aggressively pursuing conversion of our Signature Automatic Call Distributor (“ACD”) installed base with pricing promotions and sales force incentives. As customers migrate to new solutions, we are aggressively marketing our workforce optimization solutions as well as additional capabilities and services to the customers.

Continue to Expand Microsoft Strategic Relationship. As part of our UCC alliance with Microsoft, we are working jointly on product development, sales and marketing and UCC services initiatives. We believe that the continued integration of our products with Microsoft’s UCC offerings positions us well in the marketplace as Microsoft Lync gains greater traction and acceptance with both contact center and information technology (“IT”) decision makers. In addition, early in 2011 we introduced Aspect Contact, a solution for small contact center applications (such as internal help and services desks) that exclusively uses Microsoft Lync as its media server. We plan to continue the alliance with Microsoft and to integrate our products and jointly fund go-to-market sales and marketing activities to drive demand for our integrated products and services.

Leverage Microsoft Professional Services Practice to Drive Customer Contact Deployments . In January 2010, we acquired Quilogy to establish a stronger presence in the market for delivering enterprise solutions as a path to the contact center. Quilogy brings strategic and technical expertise in collaboration technologies for key Microsoft platforms including one of its fastest-growing products, SharePoint. A heightened focus on bringing together Aspect and Microsoft technologies to produce next generation customer contact applications further cements and extends our ability to deliver differentiated value to our customers. We are exceptionally well equipped to successfully execute on this strategy. Our employees collectively have more than 600 Microsoft certifications in various technology competencies. In 2009, we completed our own internal global OCS deployment, which helped develop in-house experience and knowledge base for future deployments on Microsoft’s latest Unified communications (“UC”) platform, Microsoft Lync, which Aspect fully deployed in 2010.

Maintain Focus on Cash Flow Generation and Debt Reduction. We intend to focus on maintaining positive cash flow generation through the combination of stable recurring maintenance revenue, modest capital expenditures and working capital requirements. We have generated approximately $270 million of free cash flows in the last three years. We plan to use our cash flows from operations to reduce our debt, fund add-on acquisitions and otherwise strengthen our balance sheet.

Company History

Our business was founded in 1981 under the name Datavox Communications Corporation and was subsequently renamed Davox Corporation and later Concerto Software. We developed the first predictive dialer and as a result became a leader in the outbound contact center sector. Over the years, we went on to develop software that expanded our reach into other contact center applications and made targeted acquisitions and mergers with market leaders to enhance our position. In 2004, we became privately held by funds managed by Golden Gate Capital, Oak Investment Partners and company management in connection with a merger with Melita International Inc. Since then, we have continued to opportunistically enter into partnerships and acquire companies and assets to expand our capabilities. In 2005, we acquired Aspect Communications and changed our name to Aspect Software. In 2008, we entered into a multi-year strategic alliance with Microsoft to help deliver unified communications to contact centers and enterprises around the world. As part of this alliance, Microsoft made a minority equity investment in our company and has funded certain research and development efforts, marketing programs and contributed numerous sales resources and we have built a professional services and systems integration practice for Microsoft’s unified communications and collaboration software. In January 2010, we acquired Quilogy, a nationally recognized IT services firm and leading Microsoft National Systems Integrator. In July 2011, we acquired entities in Brazil, Mexico, and Puerto Rico and certain assets and liabilities in Colombia from Corsidian, a customer contact solutions provider in the Latin American region. Corsidian had approximately 100 employees and had been a top-revenue producing Aspect channel partner for many years.

Industry Overview

Contact Center Technology

A call center is a dedicated function within companies used to manage incoming product support or customer service telephone inquiries from consumers and to place outgoing calls for telemarketing, and debt collection. As businesses look to expand their reach, call centers have evolved into contact centers that not only support phone-based transactions but also provide self-service through interactive voice response (“IVR”) and/or the web, manage letters, faxes, live chat, short messaging communications (“SMS”), e-mails and increasingly social media (in the form of tweets or blog posts).

Contact centers have become a more dynamic and integral component of business operations as organizations look to expand and enhance their interactions with customers and derive valuable information from those interactions. Historically, contact centers were viewed as a necessary expense for providing customer support and primarily relied on telephone based communications. Since the mid-1980s, contact centers have evolved significantly from traditional voice-based “call centers” into multi-channel inbound and outbound communications operations that are tightly integrated into a company’s customer relationship management systems. Current enterprises manage customer communications across a wide variety of channels, including email, web, SMS and social media and often do so over mobile devices. Enterprises are using contact centers to expand the frequency and scope of customer contact and are also increasingly relying on valuable customer information provided by contact centers to understand customer buying trends, target markets more effectively, increase revenue, decrease costs and increase customer satisfaction through improved internal business processes.

The contact center market was estimated to be $6 billion in 2011 and is expected to grow at a 5% compound annual growth rate from 2011 to 2016 according to Ovum. The core technology segments, automatic call distribution, workforce management and predictive dialing, where we have strong market positions, account for approximately 58% of the market. Historically, hardware and software solutions were typically purchased from multiple vendors providing proprietary architecture which offered limited interoperability with third-party applications and systems. As contact centers migrate to all internet protocol-based solutions, traditional segmentation of the contact center functions (including inbound call routing, quality monitoring, workforce management, voice self-service, and outbound predictive dialing) has decreased as providers have begun to base all of these services on a single software platform.

We have benefited from the favorable shifts in the industry and remain steadfast on our path to provide innovative products and services to our customers. We believe the following key trends are affecting the contact center technology market:

•	Risk of consumer bad debt is resulting in the growing need for predictive dialers to perform and expedite collections;

•	Increased movement of contact centers to low cost countries is leading to demand for new contact center systems;

•	Increased outsourcing of call centers to more price sensitive buyers of call center technology is leading to greater demand for more cost effective “all-in-one” contact center offerings;

•	Increased strategic importance of the contact center in supporting revenue-generating and revenue-preserving activities

•	Increased globalization and mobility is leading to the demand for and development of next generation contact centers that can cost effectively support less centralized businesses; and

•	Increased local consumer demand in emerging markets such as Brazil, India and China is creating demand for new contact centers to serve the needs of growing and more affluent local populations.

Traditional Contact Center Technologies

Automatic Call Distributor. An ACD is a software and hardware based switch that queues and routes inbound calls to groups of contact center agents based on pre-programmed criteria (agent skills, least busiest agent, etc). For large contact centers, ACD’s need to be capable of handling thousands of inbound calls per minute with 99.999% reliability.

Predictive Dialer. A predictive dialer is a hardware and software based system that facilitates the placement of large volumes of outbound calls from contact centers. Predictive dialing solutions allow companies to rapidly and cost effectively contact customers for sales, collections, relationship building and cross-selling.

Workforce Management. Workforce management software helps to optimize contact center performance by aligning agent staffing levels with forecasted call volumes and plays a significant role in increasing contact center efficiency and profitability. Core modules of workforce management software include call volume forecasting, agent scheduling, real-time variance analysis, change management and reporting. More recently, workforce management software has expended to include agent empowerment, agent performance optimization and analytics to assist in strategic or long term planning.

Computer Telephony Integration. Computer telephony integration software and hardware allows telephones to communicate with computer-based applications and databases within the enterprise, creating a richer experience between the customer and the contact center agent. At the inception of a call, computer telephony integration may be used to pull relevant data about the customer from the company’s customer relationship database and transfer that information about the customer to the agent’s computer screen via a “screen pop.”

Voice Self Service/Interactive Voice Response. An IVR system is a self-service telephone technology that allows callers to navigate through computer voice prompts to retrieve information by pressing numbers on a telephone keypad or by vocally answering simple questions. For example, credit card companies commonly use interactive voice response systems to allow their customers to check their account balances in real time without the need to speak to an agent.

Business Intelligence & Analytics. Business intelligence and analytics software is used by contact center managers to aggregate and analyze large amounts of data relating to their operations of a contact center. This software can provide insights into cost reduction and efficiency opportunities. Often the software is customized to help contact centers map their specific business processes to key performance indicators such as lower cost, decreased agent turnover and higher first call resolution, among others.

Contemporary Platform Technologies

Unified Suite. Unified suite solutions are comprehensive contact center solutions provided by a single vendor that combines the numerous point-specific contact center technologies into one tightly integrated product. A unified suite solution has multiple advantages over point solution vendors, including limited integration, lower cost, higher reliability, greater efficiency and superior productivity. Unified suite solutions are gaining traction in the marketplace with small and mid-market contact centers and less mature geographies such as Asia Pacific as early adopters of unified suite solutions.

Workforce Optimization. Workforce optimization software platforms encompass the following capabilities: tying contact center metrics to business goals such as revenue growth and profit, empowering contact center staff to take responsibility for their own contributions, and applying those technologies to go beyond traditional forecasting and scheduling applications. A performance optimization software platform collects and transforms large amounts of contact center data into metrics, forecasts, operational statistics, key performance indicators, alerts and trend analysis. Personalized output of this data provides real-time access to information needed by each stakeholder in the organization to make timely decisions.

Unified Communications and Collaboration

Unified communications brings together real-time and non-real time communication capabilities, allowing users to access a wide variety of applications including telephony, messaging, presence and conferencing from any place and from any device. According to the market research firm Forrester, the Unified Communications market across North America, Europe and Asia Pacific will have a compound annual growth rate of 35.9% through 2015, growing from $1.2 billion in 2008 to $14.5 billion in 2015. Unified communications enables multiple channels of communications to be coordinated and enhances how individuals, groups and companies interact. Unified communications can be combined with collaborative capabilities that enable interactive calendaring, scheduling, workflow, desktop sharing, social network monitoring and participation, enterprise search, document sharing and collaboration and other enterprise applications that allow groups to communicate more efficiently.

Unified communications has emerged in response to the demands by companies to create a cost-effective way to improve the productivity and collaboration of their workforce, from groups located in the same building to those spread across multiple continents. The proliferation of internet protocol networks, the substantial increase in usage and expanded capabilities of mobile devices and the introduction of and integration between new and existing communication applications has created a favorable technology backdrop to allow the unified communications industry to grow and prosper.

We believe that the benefits of UCC are an important driver of the further transformation of the contact center. UCC capabilities in contact centers facilitate a more efficient engagement with the end customer and provide a bridge from the contact center to the rest of the enterprise.

Our Solutions

We generate revenues by selling and licensing our software and hardware products, selling maintenance contracts and services to support our products and providing professional services that help customers identify and implement the appropriate contact center and UCC solutions.

Contact Center Products and Applications

We offer a “one-stop-shop” for contact center solutions, delivering key components either in integrated suites or separate modules, tailored to suit customer preferences and requirements. Our unified communications applications for the contact center are internet protocol-based solutions that offer new ways to address particular customer interactions by delivering a specific combination of capabilities to improve contact center performance. Our platform products are categorized into three main product groups: Aspect Unified IP, Workforce Optimization and Signature. Our products have been widely adopted in the contact center industry and we have leading market positions, according to industry studies by Frost & Sullivan, Gartner and PELORUS Associates. Measured by revenue in 2010, we were #1 in sales of outbound call processing products in North America, Europe and Africa and Asia Pacific. Measured by revenue in 2010, we were also #4 worldwide in inbound call processing products and #1 worldwide in sales of workforce management products.

Signature Products

Our Signature products, which generated $217 million of revenue (42% of our total revenue) in the year ended December 31, 2011, include all of the core technologies needed to operate a modern call center, including:

Automatic Call Distributor. For more than two decades, our ACD solutions have offered a range of call routing capabilities that enable rapid, accurate access to agents. Our ACD products offer features such as the ability to route contacts based on agent skill sets, real time conditions, manager priorities and customer-entered information; queue management tools that can, among other things, provide customers with estimated wait times; the ability to route contacts to off-site, “on demand” agents; integrated self-service capabilities; and real time and historical statistical reporting.

Predictive Dialer. Our predictive dialer, which we believe is a best-of-breed solution for outbound call centers, supports mission-critical customer contact operations that enable organizations to manage and decrease operating costs as well as attract and retain high-value customers through proactive customer care campaigns. The majority of our predictive dialer business focuses on debt collections and, according to Frost & Sullivan, we were #1 in sales of outbound call processing products by revenue in 2010 in North America, Europe and Africa and Asia Pacific.

Computer Telephony Integration. Our computer telephony integration solution, one of the industry’s first, enables enterprises to increase agent productivity and customer satisfaction by integrating legacy telephone systems with customer databases and customer relationship management applications. We offer a fully-featured computer telephony integration product sold into large, complex call centers and which is tightly integrated with our ACD product.

Interactive Voice Response. Our interactive voice response solution uses advanced speech technology and touchtone recognition to enable businesses to deploy self-service applications that promote customer satisfaction and loyalty, while at the same time reducing staffing expenses. In addition, its fully-featured text-to-speech customer self-service application is used by large and complex call centers.

The majority of our installed base of customers use these products and we anticipate will be migrating in the coming years to our flagship Unified IP product that is built on a single, unified platform.

Aspect Unified IP

Built to scale from 10-agent to several-thousand-agent contact centers, our flagship contact center platform, Aspect Unified IP, is a Microsoft web services platform contact center solution that unites inbound, outbound, interactive voice response and internet contact capabilities like email and web chat while delivering robust queuing, routing, reporting and agent empowerment capabilities in a single solution. The unified platform requires less professional services to implement than a best–of–breed solution as less computer telephony integration is required and provides customers with a lower total cost of ownership. Aspect Unified IP generated approximately $164 million of revenue (32% of our total revenue) for the year ended December 31, 2011.

Workforce Optimization

Built on a Microsoft standards-based platform, our workforce optimization solutions improve the management and efficiency of contact center customer contact activities. Examples of specific customer needs our workforce optimization products can support include coordination of customer self-service with live contact center agent assisted service; greater visibility, control and staffing efficiency in a multichannel, distributed customer contact environment; automation of early stage contact and a more effective past due customer account targeted collections strategy; and tools and processes to optimize resource utilization and foster a continuous improvement culture. Workforce Optimization products generated approximately $104 million of revenue (20% of our total revenue) for the year ended December 31, 2011.

Our Aspect Unified IP workforce optimization platforms directly address the challenges and expense associated with the previous generation of single vendor proprietary hardware architectures that required complex, expensive and resource-intensive computer telephony integration. Our objective is to upgrade our large signature installed base to our flagship Aspect Unified IP product over the next five years. We are also well positioned to up-sell our workforce optimizations capabilities into our signature installed base during this migration period.

Consulting and Support Services

We offer our consulting and support services and systems integration skills to help our customers plan, implement and support UCC solutions in the contact centers and across their entire enterprise to help our customers achieve their business objectives. Our global professional and technical services team is comprised of business professionals and Microsoft certified experts and consisted of approximately 1,000 employees worldwide as of December 31, 2011. Our worldwide delivery capability helps customers with their critical business communications needs and is supported by management tools and technical support centers around the world. The services we offer include:

•	installation and implementation of contact center solutions;

•	consulting services to help customers design and optimize their communications investments;

•	management services that provide customers with an alternative to owning and operating communications applications and infrastructure; and

•	on-site and remote maintenance and managed services.

We believe the global market for these services is fragmented. Companies serving these markets range from local firms to large multi-national companies with global footprints to other vendors, including communications businesses, value-added resellers, distributors and system integrators. Our UCC consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications by offering services and support from strategy and design to implementation. From improving individual and group productivity and enhancing collaboration to implementing communications-enabled business processes and transforming enterprise communications, we provide experienced guidance and support organizations as they adopt unified communications solutions.

The major areas of our services include:

Aspect Professional Services. Aspect Professional Services delivers Microsoft unified communications capabilities in the contact center and throughout the enterprise. Our consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications with services that span conception through completion. From improving individual productivity and heightening collaboration to communications-enabling business processes and transforming enterprise communications, we provide experienced guidance at every step of an organization’s unified communications journey.

Microsoft Consulting Services from Aspect. Leveraging our pool of Microsoft experts, this group provides strategic consulting and implementation for a wide variety of Microsoft products and solutions such as SharePoint, Lync, Microsoft Dynamics, and Business Intelligence. In addition to technical consultation and implementation, this group includes a Healthcare and an Education practice that provides targeted solutions for high-growth industries. With the introduction of next generation customer contact applications, that take advantage of both Aspect contact center technologies as well as Microsoft technology, this group is expanding its efforts to broaden Microsoft’s utilization within the contact center.

Aspect Technical Services. Aspect Technical Services help ensure optimal operations and continuous system uptime. We provide support services throughout the entire lifecycle of our relationship with our customers. Our engineers provide 24x7x365 follow-the-sun service via the telephone, internet-based self-service, email consultation, remote computer access and on-site service. Over 95% of new customers that purchase contact center solutions from us also purchase maintenance contracts. Through our maintenance relationships, we provide upgrades to installed software for customers under a maintenance contract and provide support to help ensure optimal operations. A significant portion of our revenue is derived from annually renewable maintenance contracts, which accounted for 59% of our total revenue for the year ended December 31, 2011 and customer retention rates have averaged over 99% for the last three years.

Aspect Education Services. Aspect Education Services offers a variety of courses designed to provide contact center supervisors and administrators with the skills and knowledge needed to enhance productivity and improve customer satisfaction. Courses are offered online, at our worldwide training facilities and onsite at customer facilities.

Customers

Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with well over 100,000 employees. Our products are used in many verticals and industries in businesses around the world that have a significant amount of interaction with their customers, including financial services, telecommunications, technology, business process outsourcers, transportation, health care and government. We have approximately 3,000 customers in more than 70 countries, and support approximately 1.4 million agents managing more than 100 million customer interactions a day.

We power contact centers for:

•	9 of the top 10 global banks

•	7 of the top 10 global telecommunications companies

•	9 of the top 10 global motor vehicle companies

•	5 of the top 5 global airlines

Our customers include: American Airlines, American Express, British Airways, British Gas, Citigroup, Computer Sciences Corp., Discover Financial Services, FedEx, General Electric, Hilton Reservations Worldwide, JC Penney, Lands’ End, Lloyds TSB, The Royal Bank of Scotland, Verizon Wireless, U.S. Airways, VW Credit, and Wipro. No one customer represented more than 10% of our total revenue for the years ended December 31, 2011, 2010 and 2009. For customer geographic information, please see Note 26, “Segment Reporting,” to our audited consolidated financial statements in Item 8 of this Form 10-K.

Sales and Marketing

We have 283 sales personnel worldwide with 130 in the Americas, 56 in Asia Pacific, 67 in Europe and Africa and 30 in Latin America. We sell and market our products and services primarily through our direct sales force. In the Americas, we sell approximately 87% on a direct basis; in Europe and Africa, approximately 70% of our sales are generated on a direct basis; and in the Asia Pacific region, approximately 54% are generated on a direct basis. In addition to our direct sales, we sell our products through referral providers, resellers and distributors. Referral providers identify and engage with sales leads and transfer the relationship with the potential customer to our sales force in exchange for a finder’s fee. Resellers sell our products but do not provide related services to the customers. Distributors sell our products and provide services and support related to our products. We have a global sales force that operates in over 40 cities in 22 countries across six continents.

We have formed a single global sales force that is cross-trained across our full product offerings and is in a position to understand the solutions to address our customers’ needs. The sales force is supported by a pre-sales group of solutions consultants that have an in-depth knowledge of all our products. In addition, we maintain a formal sales process that includes CRM software based tools and structured account development methodology. This allows us to track every opportunity by geography in real time and thus help us forecast early in the quarter if any weakness is predicted.

Product Development

We employ over 290 employees involved in product development including over 140 engineers in research and development and follow a strict product lifecycle to ensure stringent process control. Our product lifecycle is a process that our cross-functional program teams use in the management of products and product releases. The process is followed from new program concept through introduction and provides a repeatable, predictable method that we believe enhances product quality and provides for predictable product delivery.

As part of our long term strategic alliance, the Aspect and Microsoft architecture and design teams have been working closely together to ensure our respective product features maximize our collective value proposition to customers and incorporate the latest capabilities from both development efforts.

For research and development costs for the past 3 fiscal years, please see our audited consolidated financial statements located in Item 8 of this Form 10-K.

Intellectual Property

We own a significant number of commercially important patents in the contact center industry and have over 800 patents and patents pending worldwide that are applicable across our entire platform of products for the contact center industry. We expect to continue to file new applications to protect our research and development investments in new technology and products and receive numerous patents each year. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in foreign countries.

We will obtain patents and other intellectual property rights used in connection with our business when practicable and appropriate. Our intellectual property policy is to protect our products, technology and processes by asserting our intellectual property rights where appropriate and prudent. From time to time, assertions of infringement of certain patents or other intellectual property rights of others have been made against us. In addition, a pending claim is in an early stage of litigation. Based on industry practice and our prior experience, we believe that any licenses or other rights that might be necessary for us to continue with our current business could be obtained on commercially reasonable terms. However, we cannot assure you that any of those licenses or other rights will always be available on acceptable terms or that litigation will not occur. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect our business.

Competition

We offer a wide range of applications and services and as result have a broad range of competitors. We compete against traditional enterprise voice communications providers, such as Avaya, Siemens Enterprise Communications, Alcatel-Lucent and data networking companies, such as Cisco. We also face competition from other competitors, including Genesys Labratories, Interactive Intelligence, Altitude Software and Noble Systems. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China. In addition, Verint Systems and NICE Systems Ltd compete with us in the workforce management and quality monitoring product areas. Aspect Global Professional Services also competes with above mentioned companies and others offering services with respect to their own product offerings, as well as many value added resellers, consulting and systems integration firms and network service providers.

In addition, because the market for communications solutions is quickly evolving, highly competitive and subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, but whose current business activities may bring them into competition with us in the future. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.

Several of these existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be better positioned to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through communications service providers.

Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the financial condition of the competitor;

•	brand recognition;

•	the ability to integrate various products into a customer’s existing networks, including the ability of a provider’s products to interoperate with other providers’ communications products; and

•	the ability to be among the first to introduce new products.

In addition, existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking vendor rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that have traditionally focused on data network integration. We cannot predict with precision which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into our markets or the rapid evolution in technology and product development that has characterized our markets. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business or use more capital resources than our business currently requires or reduce prices, which may adversely affect our profitability.

Employees

As of December 31, 2011, we employed 1,931 employees, of which 1,917 were full-time employees and 14 were part-time employees. Of the 1,931 employees, 53 are in manufacturing operations, 496 are in professional services, 520 are in customer service, 289 are in research and development, 318 are in sales and marketing and 255 are general and administrative employees. We added approximately 80 employees to our workforce with the acquisition of Corsidian in July 2011.

We currently do not have any employees represented by a collective bargaining agreement and we have had no labor-related work stoppages. We believe our relations with our employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the website of the U.S. Securities and Exchange Commission (“SEC”) at http://www.sec.gov and as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC on our website at www.aspect.com. The information posted on our website is not incorporated into this Annual Report. Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our business depends on our ability to keep pace with rapid technological changes that impact our industry.

The market in which we operate is characterized by rapid, and sometimes disruptive, technological developments, evolving industry standards, frequent new product introductions and enhancements, changes in customer requirements and a limited ability to accurately forecast future customer orders. Our future success depends in part on our ability to continue to develop technology solutions that keep pace with evolving industry standards and changing customer demands. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We are required to commit significant resources to developing new products before knowing whether our investments will result in products the market will accept. If the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Furthermore, we may not execute successfully on our strategic plan because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do, in which case we could lose market share and our net revenues and earnings would decrease.

A key component of our strategy is our focus on the development and sale of enterprise communications products and services, and this strategy may not be successful.

Contact center technology is undergoing a change in which previously separate voice and data networks are converging onto internet protocol based platforms with software driven unified communications applications. Both traditional and new competitors are investing heavily in this market and competing for customers.

Our initial approach to this convergence has been to provide software permitting the integration of existing telephony environments with networks in which voice traffic is routed through data networks. Ultimately, the strategy is to have customers migrate over time to our unified communications applications. This integration and migration strategy requires enterprise-level selling and deployment of enterprise-wide solutions that reach further into customers’ information technology organizations, rather than selling and deployment efforts focused primarily on contact center managers and traditional telephone networks.

In order to execute our strategy successfully, we must:

•	expand our customer base by selling to enterprises that previously have not purchased from us;

•	expand our presence with existing customers by adding value with our products and services;

•	continue research and development investment, including investment in new software and platform development;

•	train our sales staff and distribution partners to sell new products and services;

•	improve our marketing of existing and new products and services;

•	acquire key technologies through licensing, development contracts, alliances and acquisitions;

•

train our professional services and support employees and channel partners to service new or enhanced products and applications and take other measures to ensure we can deliver consistent levels of service globally to our multinational customers;

•	enhance our professional services and support organizations’ ability to service complex, multi-vendor IP networks;

•	recruit and retain qualified personnel, particularly in research and development, professional services, support and sales;

•	develop relationships with new types of channel partners who are capable of both selling our products and extending our reach into new and existing markets; and

•	establish or expand our presence in key geographic markets.

We may or may not be able to successfully accomplish any or all of the foregoing, which may adversely impact our operating results. The success of our new unified communications products strategy depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully achieve market acceptance of our new products, or any other products that we may introduce in the future, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we do not successfully execute our strategy, our operating results may be materially and adversely affected.

Recent global economic trends could adversely affect our business, results of operations and financial condition, primarily through disrupting our customers’ businesses.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disrupting our customers’ businesses. Higher rates of unemployment and lower levels of business activity generally adversely affect the level of demand for certain of our products and services. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our products and services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. In year ended December 31, 2011, 37% of our total revenue was generated from customers in the financial services industry and 16% of our total revenue was generated from customers in the telecommunications industry, and each of these industries has been negatively impacted by the economic downturn. Consumer hesitancy or limited availability of credit may constrict the business operations of our end user customers and our channel, development, and implementation partners, and consequently impede our own operations. The consequences may include restrained or delayed investments, late payments, bad debts, and even insolvency among our customers and business partners. These have already had an effect on our revenue growth and incoming payments, and the impact may continue. In addition, our prices could come under more pressure due to more intense competition or deflation. If current economic conditions persist or worsen, we expect that our revenue growth and results of operations will continue to be negatively impacted. Finally, an extended period of further economic deterioration could exacerbate the other risks we describe herein. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.

If our products do not remain compatible with ever-changing operating environments, we could lose customers and the demand for our products and services could decrease, which could materially adversely affect our business, financial condition, operating results and cash flow.

The largest suppliers of systems and computing software are, in most cases, the manufacturers of the computer hardware and software systems used by most of our customers. Historically, these companies have from time to time modified or introduced new operating systems, systems software and computer hardware. In the future, such new products could require substantial modification of our products to maintain compatibility with these companies’ hardware or software. Failure to adapt our products in a timely manner to such changes or customer decisions to forgo the use of our products in favor of those with comparable functionality contained either in their hardware or software systems could have a material adverse effect on our business, financial condition, operating results and cash flow.

Our future revenue is dependent in large part upon our installed customer base continuing to license additional products, renew maintenance agreements and purchase additional professional services, and any migration of our customers away from our products and services would adversely impact our operating results.

Our large installed customer base traditionally has generated a very substantial portion of our revenue, and maintenance revenues comprised approximately 59% of our revenues in the year ended December 31, 2011. Our support strategies are under constant review and development to assist us in addressing our customers’ broad range of requirements. Success in achieving our business goals depends significantly on the success of our maintenance models and on our ability to deliver high-quality support services. It is possible that existing customers will decide not to renew or reduce their maintenance contracts with us or not to purchase more of our products or services in the future, which could have a material adverse effect on our business and results of operations.

The gross margins on our products and services may decrease due to competitive pressures or otherwise, which could negatively impact our profitability.

Gross margins on our products and services may decrease in the future in response to competitive pricing pressures, new product introductions by us or our competitors, changes in the costs of components, increases in manufacturing costs, royalties we need to pay to use certain intellectual property, or other factors. If we experience decreased gross margins and we are unable to respond in a timely manner by introducing and selling new, higher-margin products and services successfully and continually reducing our costs, our gross margins may decline, which will harm our business and results of operations.

The decision-making process for purchasing our products and related services can be lengthy and unpredictable, which may make it difficult to forecast sales and budget expenses.

Because of the significant investment and executive-level decision-making typically involved in our customers’ decisions to license our products and purchase related services, the sales cycle for our products and related services typically ranges from six to twelve months, or longer for large enterprises. We use sales force automation applications, a common practice in our industry, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Because the success of our product sales process is subject to many factors, some of which we have little or no control over, our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, if we acquire new companies or enter into related businesses, we will have limited ability to predict how their pipelines will convert into sales or revenues for one or more quarters following the acquisition, and their conversion rate post-acquisition may be quite different from their historical conversion rate.

Accordingly, our sales are difficult to forecast and can fluctuate substantially and we may expend substantial time, effort and money educating our current and prospective enterprise customers as to the value of, and benefits delivered by, our products, yet ultimately fail to produce a sale. If we are unsuccessful in closing sales after expending significant resources, our operating results will be adversely affected. As a result, if sales forecasted for a particular period do not occur in such period, our operating results for that period could be substantially lower than anticipated.

Many of our sales are made by competitive bid processes, which often requires us to expend significant resources, which we may not recoup.

Many of our sales, particularly in larger installations, are made by competitive bid processes. Successfully competing in competitive bidding situations subjects us to risks associated with the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, as well as making substantial investments of time and money in research and development and marketing activities for contracts that may not be awarded to us. If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup these costs on future projects.

Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must in some cases begin the implementation of a project before the corresponding order has been finalized, increasing the risk that we will incur expenses associated with potential orders that do not come to fruition.

Disruption of or changes in our sales channels could harm our sales and gross margins.

If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected.

An important element of our market strategy involves developing our indirect sales, implementation and support channels, which includes our global network of alliance partners, distributors, dealers, value-added resellers (“VARs”), telecommunications service providers and system integrators. Systems integrators sell and promote our products and perform custom integration of systems and applications. VARs market, sell, service, install and deploy our products. The remainder of our products and services is sold through direct sales.

Our relationships with channel partners are important elements of our marketing, sales and support efforts. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, implementation and support of our products than we would have had to otherwise. Some factors which could adversely affect our relationships with our channel partners include the following:

•

we compete with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them;

•	some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear; and

•	some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions.

In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.

Our financial results could be adversely affected if our contracts with channel partners were terminated, if our relationships with channel partners were to deteriorate, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers and market share. In addition, there could be channel conflict among our varied sales channels, which could harm our business, financial condition and results of operations.

Moreover, the gross margin on our products and services may differ depending upon the channel through which they are sold and we may have greater difficulty in forecasting the mix of our products and the timing of orders from our customers for sales derived from our indirect sales channels. Changes in the balance of our distribution model in future periods therefore may have an adverse effect on our gross margins and profitability.

Customer implementation and installation of our products involves significant resources and is subject to significant risks.

Implementation of our software is a process that often involves a significant commitment of resources by our customers and is subject to a number of significant risks over which we may have little or no control. These risks include in particular:

•	shortages of our trained consultants available to assist customers in the implementation of our products;

•	system requirements and integrations to our customer’s databases and other software applications that do not meet customer expectations;

•	software that conflicts with the customer’s business processes;

•	third-party consultants who do not have the know-how or resources to successfully implement the software;

•	implementation of the software that is destabilized by custom specific software development or other anomalies in the customer’s environment; and

•	safeguarding measures recommended or offered by us are not properly implemented by customers and partners.

Due to these risks, some of our customers have experienced protracted implementation times in connection with the purchase and installation of our software products. In addition, the success of new software products introduced by us may be adversely impacted by the perceived or actual time and cost to implement the software products. We cannot guarantee that we can reduce or eliminate protracted installation times, that shortages of our trained consultants will not occur, or that our costs to perform installation projects will not exceed the fees we receive when fixed fees are charged by us. Accordingly, unsuccessful customer implementation projects could result in increased expenses and claims from customers, harm our reputation, and cause a loss of future revenues.

The migration of our installed base to our newer software-based products involves significant resources and is subject to significant risks.

The majority of maintenance revenue from our installed base is attributable to customers using our legacy contact center products. While we have begun to migrate those customers to our newer software based products, the process is still in the early stages. Customers who are very satisfied with their current products may be concerned about the risk of disrupting their businesses during a migration. In addition, most migrations require customers to invest in new hardware systems on which our newer products will be installed. Even if our newer products provide additional functionality or are more efficient, certain customers may delay migrations for fear of disruption and/or an unwillingness to invest their internal and financial resources. These concerns are exacerbated by the current economic climate.

Engaging in a migration discussion with customers also carries the risk that such customers will consider replacing our installed products with competitive products. While we try to minimize the potential migration costs and disruptions for customers, some may decide to turn the migration process into a competitive bid process. In these cases, there can be no assurance that we will be able to retain these customers, which could adversely affect our operating results.

Even after a customer decides to undertake a migration to our newer software based products, there are additional execution risks. We may fail to properly scope the project or the customer’s requirements. Our newer products may not be fully compatible with other systems in the customer environment. We may not have trained consultants available on a timely basis to assist the customer with the migration. Any of these risks could delay the migration and disrupt the customer’s business. Accordingly, they could result in increased expenses and claims from customers, harm our reputation, and cause a loss of future revenues.

Our sales to government customers subject us to risks, including early termination, audits, investigations, sanctions and penalties.

Approximately 4% of our net revenue in the year ended December 31, 2011 was derived from multi-year contracts signed with governmental agencies in the United States and around the world. These contracts are generally subject to annual fiscal funding approval, may be terminated at the convenience of the government, or both. Termination of a contract or reduced or eliminated funding for a contract could adversely affect our sales, revenue and reputation. Additionally, government contracts are generally subject to audits and investigations, which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government.

Consolidation in the software industry may result in unstable and/or decreased demand for our software.

The entire IT sector, including the software industry, has in recent years experienced a period of consolidation through mergers and acquisitions. We expect this trend to continue for the foreseeable future. Although consolidations in the software industry may create market opportunities for remaining entities, any consolidation could create uncertainty among existing and potential customers regarding future IT investment plans. In turn, this could diminish customer demand for our products and services and could result in longer sales cycles as customers determine which company best addresses their needs, which would adversely affect our operating results.

We face intense competition from numerous competitors and, as the enterprise communications and information technology businesses evolve, we may face increased competition from companies that do not currently compete directly against us.

Because we focus on the development and marketing to enterprises of enterprise communications solutions, such as unified communications and contact center solutions, we compete against traditional enterprise voice communications providers, such as Avaya, Siemens, Genesys Labratories, Alcatel-Lucent and data networking companies, such as Cisco Systems, Inc., and software based competitors such as Interactive Intelligence, NICE, Verint, Altitude Software and Noble Corporation. We also face competition in the small and medium enterprise market from many competitors, including Cisco, Alcatel-Lucent, Mitel Networks Corp, and Shoretel, Inc., although the market for these products is more fragmented. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China. Our services division competes with companies like those above in offering services with respect to their own product offerings, as well as with many value added resellers, consulting and systems integration firms and network service providers.

Because the market for our products is subject to rapid technological change, as the market evolves we may face competition in the future from companies that do not currently compete in the enterprise communications market, but whose current business activities may bring them into competition with us in the future. In particular, as the convergence of enterprise voice and data networks becomes more widely deployed by enterprises, the business, information technology and communication applications deployed on converged networks become more integrated. We may face increased competition from current leaders in information technology infrastructure, information technology, personal and business applications and the software that connects the network infrastructure to those applications. We may also face competition from companies that seek to sell remotely hosted services or software as a service directly to the end customer that are moving into the enterprise market. Competition from these potential market entrants may take many forms, including offering products and applications similar to those we offer as part of another product offering. In addition, these technologies continue to move from a proprietary environment to an open standards-based environment.

The principal competitive factors affecting the market for our professional services include responsiveness to customer needs, breadth and depth of technical skills offered, availability and productivity of personnel, ability to demonstrate achievement of results and price. There is no assurance that we will be able to compete successfully in the future.

Several of our existing competitors have, and many of our future competitors may have, greater financial, personnel, research and development and other resources, more well-established brands or reputations and broader customer bases than we do and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. Some of these competitors may have customer bases that are more geographically balanced than ours and, therefore, may be less affected by an economic downturn in a particular region. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. Industry consolidations may also create competitors with broader and more geographic coverage and the ability to reach enterprises through more channels.

Existing customers of data networking companies that compete against us may be inclined to purchase enterprise communications solutions from their current data networking or software vendors rather than from us. Also, as communications and data networks converge, we may face competition from systems integrators that traditionally have been focused on data network integration. We cannot predict which competitors may enter our markets in the future, what form such competition may take or whether we will be able to respond effectively to the entry of new competitors into competition with us or the rapid evolution in technology and product development that has characterized our businesses. In addition, in order to effectively compete with any new market entrant, we may need to make additional investments in our business, use more capital resources than our business currently requires or reduce prices, any of which may materially and adversely affect our profitability.

Our business may suffer if our strategic alliance with Microsoft is terminated, not renewed or is not successful.

We have a strategic alliance with Microsoft, which we believe provides us with certain competitive benefits and funding. However, if we or Microsoft fail to perform our obligations under the alliance, if the relationship fails to develop as expected or if the relationship is terminated or not renewed, we could experience delays in product availability or impairment of our relationships with our customers. Additionally, we have chosen to integrate our contact center and unified communications products closely with the unified communications offerings produced by Microsoft. Our business may be adversely affected if our choice to ally with Microsoft does not enable us to leverage our existing and future product and service offerings in order to capitalize on future market trends.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our brand image, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our brand image, and private data exposure. We have implemented solutions, processes, and procedures to help mitigate this risk, such as creating a proactive internal oversight function to evaluate and address our risks related to cybersecurity, but these measures, as well as our organization’s increased awareness of our risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

We have received a tax adjustment that could result in a material adverse impact if we cannot reverse or minimize it on appeal.

The U.S. Internal Revenue Service (“IRS”) recently completed an audit of our consolidated federal income tax return for tax year 2005. As part of their audit, the IRS has proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred offshore by Aspect Communications, Inc. (“Aspect Communications”) in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between our U.S. and offshore entities. In addition, the IRS has disallowed certain transaction costs we deducted in connection with our acquisition of Aspect Communications. We contested the assessment at the IRS Office of Appeals and reached a final settlement of the 2005 audit with the IRS pending issuance of the final written agreement. As a result of this settlement, in 2011 we reversed all ASC 740 reserves related to the settled issues totaling $13.0 million, including interest and penalties. Of the $13.0 million of reserves released, a provision benefit of $2.6 million was recorded, a total tax liability of $6.8 million for federal and state taxes resulting from the settlement was accrued, and the remaining balance was reclassified to deferred taxes.

We may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

We may experience significant errors or security flaws in our products and services.

Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. In addition, we run our own business operations and support and professional services on our products and networks and any security flaws, if exploited, could affect our ability to conduct internal business operations. End users, who rely on our products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, recent and future developments in information security laws and regulations may require us to publicly report security breaches of our products or services, which could adversely impact future business prospects for those products or services.

We depend on technology licensed to us by third parties, and the loss of this technology could delay implementation of our products or force us to pay higher license fees.

We license third-party technologies that we incorporate into our existing products, on which, in the aggregate, we may be substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated, that the licenses will be available in the future on terms acceptable to us or that we will be able to license third-party software for future products. In addition, we may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models. While we do not believe that any one individual technology we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our software products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or licensing costs to ensure continued performance of our products. The risk increases if we acquire a company or a company’s intellectual property assets that have been subject to third-party technology licensing and product standards less rigorous than our own. We cannot exclude the possibility that adverse effects may result from a product of a business we acquire.

We depend on third-party suppliers for certain services and components and underperformance by these suppliers could cause us to lose customers and could harm our business.

We have outsourced our manufacturing requirements to third parties and rely on those suppliers to order components; build, configure and test systems and subassemblies; and ship products to meet our customers’ delivery requirements in a timely manner. Failure to ship product on time or failure to meet our quality standards would result in delays to customers, customer dissatisfaction or cancellation of customer orders.

If we have performance issues with our manufacturing sub-contractors, the process to move from one sub-contractor to another or manufacture products ourselves is a lengthy and costly process that could affect our ability to execute customer shipment requirements and might negatively affect revenues and costs. We depend on certain critical components in the production of our products. Some of these components such as certain server computers, integrated circuits, power supplies, connectors and plastic housings are obtained only from a single supplier and only in limited quantities. In addition, some of our major suppliers use proprietary technology and software code that could require significant redesign of our products in the case of a change in vendor. Further, suppliers could discontinue their products, or modify them in a manner incompatible with our current use, or use manufacturing processes and tools that could not be easily migrated to other vendors. Our inability to obtain these components from our current suppliers or quickly identify and qualify alternative suppliers could harm our ability to timely and cost-effectively produce and deliver our products.

We also outsource certain of our information technology activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if these vendors or we have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenues and costs.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, so that we would be required to take remedial action that may divert resources away from our development efforts and therefore could have a material adverse effect on our business, financial condition, operating results and cash flow.

Man-made problems such as computer viruses may disrupt our operations and harm our operating results.

We rely on encryption, authentication technology and firewalls to provide security for confidential information transmitted to and from us over the Internet. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. In the past, computer viruses and software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or suppliers, which could disrupt our network or make it inaccessible to customers or suppliers. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them. In addition, we may be required to expend significant capital and other resources to protect against the threat of security breaches and to alleviate problems caused by breaches as well as by any unplanned unavailability of our internal IT systems.

Furthermore, if an actual or perceived breach of our customers’ network security occurs, allowing access to our customers’ data or their IT environments, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and diversion of our technical resources from development efforts. Additionally, these efforts could cause interruptions, delays or cessation of our product licensing, or modification of our software, which could cause us to lose existing or potential customers, which could materially adversely affect our business, financial condition, operating results and cash flow.

We may not be able to prevent unauthorized or premature disclosure of our future strategies, technologies and products, resulting in competitive disadvantage.

We have established a range of IT security standards and organizational communication protocols to help ensure that internal, confidential communications and information about sensitive subjects such as our future strategies, technologies and products are not improperly or prematurely disclosed to the public. There is no guarantee that the established protective mechanisms will work in every case. Our competitive position could be compromised considerably if confidential information about the future direction of our strategies, technologies or products becomes public knowledge.

We may not be able to adequately protect our proprietary information or technology.

Our success depends in part upon our proprietary information and technology. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary rights in each of our market segments. Third parties may infringe or misappropriate our patents, trademarks, trade names, trade secrets or other intellectual property rights, which could adversely affect our business, results of operations and financial condition, and litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The steps we have taken to deter misappropriation of our proprietary information and technology or customer data may be insufficient to protect us, and we may be unable to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights. In addition, because we operate in many foreign jurisdictions, we may not be able to protect our intellectual property in the foreign jurisdictions in which we operate. Any actions taken in these countries may have results that are different than if such actions were taken under the laws of the United States. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Our intellectual property also may otherwise fall into the public domain. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.

Our technology and services may infringe upon the intellectual property rights of others. Intellectual property infringement claims would be time consuming and expensive to defend and may result in limitations on our ability to use the intellectual property subject to these claims.

Customers have asserted in the past and may assert claims against us in the future alleging that our products violate or infringe upon third party intellectual property rights. We cannot assure you that the number of these notices will not increase in the future and that others will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent, license alternative technology from another party or reduce or modify our product and service offerings. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

We are subject to litigation that could strain our resources and distract management.

From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. It is not feasible to predict the outcome of all pending suits and claims, and the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows or reputation.

Our acquisitions of companies, products or technologies or internal restructurings and cost savings initiatives may disrupt our ongoing business, may involve increased expenses and may present risks not initially contemplated.

We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	expenses, including the settlement of tax contingencies, associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies.

Acquisitions and divestitures are inherently risky. Our transactions may not be successful and may, in some cases, harm our operating results or financial condition. If we use debt to fund acquisitions or for other purposes, our interest expense and leverage may increase significantly. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.

In addition, from time to time we may undertake internal restructurings and other initiatives intended to reduce expenses. These initiatives may not lead to the benefits we expect, may be disruptive to our personnel and operations, and may require substantial management time and attention. Moreover, we could encounter delays in executing our plans, which could entail further disruption and associated costs. If these disruptions result in a decline in productivity of our personnel, negative impacts on operations, or if we experience unanticipated expenses associated with these initiatives, our business and operating results may be harmed.

Our future success depends on our ability to retain and attract key personnel, including key managerial, technical, marketing and sales personnel. Our inability to continue to attract and retain a sufficient number of qualified employees could adversely affect our business, results of operations and financial condition.

Our future success depends on the experience and continuing efforts and abilities of our management team and on the management teams of our operating subsidiaries. The loss of the services of one or more of these key employees could adversely affect our business, results of operations and financial condition. A large portion of our operations also require specially trained employees. From time to time, we must recruit and train qualified personnel at an accelerated rate in order to keep pace with our customers’ demands and our resulting need for specially trained employees. If we are unable to continue to hire, train and retain a sufficient labor force of qualified employees, our business, results of operations and financial condition could be adversely affected.

Because we have operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

We operate or rely upon businesses in numerous countries outside the United States. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our customers’ and employee’s data to the United States.;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner, including for the payment of indebtedness;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.

If we cannot manage our international operations successfully, our business, results of operations and financial condition could be adversely affected.

We are subject to regulation under U.S. and Irish export control laws.

As an exporter of certain items such as software that includes encryption capabilities, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the Export Administration Regulations, administered by the U.S. Department of Commerce Bureau of Industry and Security. In addition, we are subject to economic sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury. With the establishment of our shared services centers in Ireland, we are also subject to Irish export control laws administered by the Department for Enterprise, Trade and Investment. A determination that we have failed to comply with one or more of these export control or economic sanctions laws or regulations could result in significant civil or criminal penalties, including the imposition of fines upon us, as well as the denial of export privileges and debarment from participation in U.S. and other countries’ government contracts. In addition, changes to international trade and export or import laws and regulations could adversely affect our business, results of operations and financial condition.

Changes in foreign exchange rates may adversely affect our revenue and net income attributed to foreign subsidiaries.

We conduct business in countries outside of the United States. Revenue and expense from our foreign operations are typically denominated in local currencies, thereby creating exposure to changes in exchange rates. Revenue and profit generated by our international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Adverse changes to foreign exchange rates could decrease the value of revenue we receive from our international operations and have a material adverse impact on our business. Generally, we do not attempt to hedge our foreign currency transactions.

Future changes to generally accepted accounting principles may negatively impact our operating results or ability to operate our business.

Revisions to generally accepted accounting principles or related rules of the SEC will require us to review our accounting and financial reporting procedures in order to ensure continued compliance. From time to time, such changes have an impact on our accounting and financial reporting, and these changes may impact market perception of our financial condition. In addition, new legislation or regulations may lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business.

Fraud and errors may still occur despite our disclosure controls and procedures and internal controls we have implemented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Increases in interest rates could increase interest payable under our variable rate indebtedness.

We are subject to interest rate risk in connection with variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5 million for each increase in interest rates of 1% once interest rates rise above our 1.75% LIBOR floor. This does not give effect to any hedging arrangements required by our senior secured credit facility, which are discussed below. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

Our hedging activities will not eliminate our exposure to fluctuations in interest rates and may reduce our cash flow and subject our earnings to increased volatility.

Indebtedness under our senior secured credit facility, of which $491.3 million was outstanding as of December 31, 2011, bears interest at floating interest rates. We have hedged $250 million of our outstanding indebtedness under our senior credit facility such that we will not pay LIBOR at a rate of more than 5% on the hedged portion of our indebtedness until the interest rate cap expires in November 2012. While this derivative financial instrument reduces our sensitivity to interest rates, we still have interest rate exposure up to the 5% cap with respect to the hedged portion of our indebtedness and we have direct interest rate risk with respect to the unhedged portion of our indebtedness.

Our ability to enter into new derivative instruments is subject to general economic and market conditions. The markets for instruments we will use to hedge our interest rate exposure generally reflect conditions in the underlying debt markets, and to the extent conditions in underlying markets are unfavorable, our ability to enter into new derivative instruments on acceptable terms will be limited. In addition, to the extent we hedge our interest rate risks using swap instruments, we will forego the benefits of favorable changes in interest rates.

In addition, our hedging activities may fail to protect us and could reduce our cash flow and profitability. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors: (i) hedging can be expensive, particularly during periods of volatile prices; (ii) our counterparty in the hedging transaction may default on its obligation to pay; and (iii) we may be unable to enforce the terms of our hedging instruments. Any or all of these factors may have an adverse impact on our results of operations.

Business disruptions could affect our operating results.

A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any open comments or communications from the SEC related to our financial statements or periodic filings with the SEC.

Item 2. Properties

As of December 31, 2011 we had 49 offices located in 19 countries. This included seven primary sales, research and development facilities located in India, the United Kingdom and the United States. Our real property portfolio consisted of aggregate floor space of approximately 542,000 square feet, all of which is leased. Most of the leases for our primary facilities will expire within the next 36 months with the exception of one month-to-month lease and one lease with a remaining term of six years. We believe that all of our facilities and equipment are in good condition and are well maintained.

Item 3. Legal Proceedings

From time to time, we are party to litigation arising in the ordinary course of our business. Management does not believe that the outcome of these claims will have a material adverse effect on our consolidated financial condition based on the nature and status of proceedings at this time.

In January 2008, we filed an action in state court in Massachusetts against Kenexa Technology, Inc. (“Kenexa”) alleging fraudulent misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of Mass. Gen. Laws ch. 93A, in each case in connection with a 2007 agreement pursuant to which Kenexa agreed to provide outsourced employee recruiting and processing. In May 2010, a jury trial resulted in a verdict totaling approximately $0.8 million for Kenexa, of which approximately $0.4 million was paid in July 2010. The court denied our 93A claims in January 2011, and it ruled in February 2011 that we must pay Kenexa approximately $1.7 million in attorney fees, interest and costs which is included in accrued expenses at December 31, 2010. For the year ended December 31, 2010, we recorded approximately $1.8 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. The parties settled this litigation during the year ended December 31, 2011 for an amount that did not materially differ from our accrual.

In May 2009, we were sued in Minnesota by a former sales representative, Automated Telemarketing Services, Inc. (“ATS”) for alleged claims of breach of contract, breach of covenant of good faith, and tortious interference with contract. In April 2011, a jury trial resulted in a verdict totaling approximately $1.7 million in damages plus interest in favor of ATS. The parties subsequently settled this litigation for $1.7 million, which is recorded in general and administrative expenses for the year ended December 31, 2011.

We are not currently party to any other material legal proceedings.

Item 4. Mine Safety Disclosure

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock or preferred stock. We have not declared or paid cash dividends for the past two fiscal years and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

The following table lists the number of record holders by each class of stock as of February 29, 2012:

Class of Equity Security	Holders
Class L voting ordinary shares	2
Class L non-voting ordinary shares	17
Class A-1 non-voting ordinary shares	10
Class A-2 non-voting ordinary shares	111

See “Equity Incentives” section of Item 11 “Executive Compensation” for information regarding our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report. Over the last five fiscal years, we have acquired a number of companies including Corsidian entities in Brazil, Mexico and Puerto Rico and certain assets and liabilities of Corsidian’s Columbia entity in 2011, Quilogy, Inc. in fiscal 2010 and AIM Technology Inc. and BlueNote Networks Inc. in 2008. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Total net revenues	$595,734	$541,495	$478,414	$506,783	$515,600
Income from operations	102,887	102,015	105,278	106,532	109,524
Net income	2,020	7,682	16,200	21,236	39,125
Cash and cash equivalents	90,170	82,974	51,301	86,370	141,339
Total assets	1,164,787	1,078,396	958,534	984,745	993,310
Total debt	1,025,938	950,500	800,500	801,147	789,683
Total liabilities	1,314,146	1,220,289	1,078,148	1,078,801	1,050,779
Total shareholders’ deficit	(149,359)	(141,893)	(119,614)	(94,056)	(57,469)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in Item 1A. “Risk Factors.”

Overview

We are a leading global provider of business communications solutions and services. We develop, market, license and sell software and hardware products that enable businesses to manage communications with their customers and employees more efficiently and effectively. More than 83% of the Fortune 100 and 86% of the Global Fortune 50 utilize our software and services in their contact centers and throughout their enterprises. We also provide support and maintenance services as well as professional services to customers who use our solutions, which comprised 77% of our revenue in the year ended December 31, 2011. During each of the past three years we have experienced an average maintenance customer renewal rate of 99%. In addition to contact center solutions, we provide enterprise-wide unified communications and collaboration (“UCC”) services, which allow companies to expand the role of customer contact in their enterprises by utilizing various communications technologies, such as voice, email, instant messaging and video, on an integrated software platform. We believe this type of technology will be foundational as traditional contact centers evolve into customer contact hubs that engage with customers through social media and provide customer access to experts throughout the enterprise. In 2008, Microsoft purchased an equity stake in our company and entered into a strategic alliance with us to integrate our contact center products into Microsoft’s own industry-leading unified communications offerings. We believe this alliance increases our influence and visibility with new and existing customers.

With approximately 1,900 employees across 49 offices in 19 countries, we have a global presence that allows us to provide service and support to our multi-national customers around the world on a 24x7x365 basis. We deliver our solutions to approximately 3,000 customers in more than 70 countries and our products currently support approximately 1.4 million contact center agent seats which manage more than 100 million customer interactions per day. For the year ended December 31, 2011, our total net revenues, net income and Adjusted EBITDA were $515.6 million, $39.1 million and $172.2 million, respectively. See “Key Financial Measures” for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations, the most directly comparable GAAP financial performance measure.

Market Developments

The general economic climate has begun to stabilize from the historical economic lows that started in the second half of 2008. The global economic downturn resulted in dramatically decreased capital spending which had a pronounced effect on our inability to generate new license fees and add new customers to our existing base as IT budgets were frozen and large capital expenditures like those required to purchase some of our products were quite limited. Currently, we continue to see senior executive approval required for new IT spending in many cases and strong competition for sales opportunities as well as intense price competition both for new licenses and for support services. For the year ended December 31, 2010, we experienced growth in our revenues primarily related to our acquisition of Quilogy on January 8, 2010 in addition to higher product revenue for our growth products (Unified IP/Workforce Optimization). During the year ended December 31, 2011, the revenue growth can be attributed to stronger foreign currencies and increases in professional service engagements for our Unified IP offerings.

We believe the general downturn in the economy has caused many of our customers’ revenues to decline and therefore caused them to defer, reduce or cut entirely their capital spending on contact centers. Moreover, some customers have reduced their contact center headcount and combined or closed their contact centers in order to reduce expenses, which further contributed to the decline in our revenues. Many customers have become increasingly price sensitive due to the difficult economic conditions and therefore demand more contact center capabilities and features at a lower price as the technology evolves, which may lead to downward pricing pressures across our industry. While the economy has slowly improved there has been a cautiousness with our customers which has been reinforced with some of the recent global economic stresses with respect to high unemployment, modest economic growth and the Eurozone crisis.

While we believe our installed base continues to represent a solid recurring revenue opportunity and a significant cash flow generator, and while our pricing has remained relatively consistent over the past three years, we cannot provide any assurance that these pressures on IT spending will ease, or that the general economic climate will materially improve. Continued competitive pressure and a weak economic recovery with high unemployment could have a continuing pronounced effect on our operating results. During this time, we have balanced our operating expenses in line with our perceptions of the business climate and revenue expectations.

Key Financial Measures

The following discussion sets forth certain key components of our statements of income as well as factors that impact those items.

Net Revenues

We derive our revenue primarily from two sources: (1) product revenues, which include software licenses and hardware, and (2) services revenue, which include professional consulting, implementation, education services and maintenance revenues, including software license updates and product support. Revenues from license fees have been derived from sales of software products to end users through our direct sales force, distributors and resellers. Revenues also include reimbursed out-of-pocket expenses and shipping and handling costs which historically have not been material.

Because we sell our products to customers in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity rather than conditions in one particular industry or geographic region. The global economy has been unstable and as a result a significant number of companies have reduced spending in order to conserve cash and optimize earnings. Cutbacks in spending, access to credit, employment variability, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact corporate willingness to spend on communications technology in the near term. Our overall net revenue is also generally impacted by the following factors:

•	changes in contact center technology and the desire by companies to implement new technology to interact with customers across a wide variety of channels;

•	changes in our product sales prices (including special discounts, rebates and cash discounts for prompt payment);

•	changes in the level of competition faced by our products, including the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications or upgrades to existing products

•	fluctuations in exchange rates.

For more information about factors relating to our business that may impact our operating results, see Item 1A. “Risk Factors.”

Cost of Revenues

Our cost of revenue consists principally of the following:

•

Cost of Product Revenue. Our cost of product revenue includes costs associated with the sale of our hardware and licensing of our software products, including employee’s salaries, benefits and other employee-related costs such as stock-based compensation expense, amortization of acquired intangibles directly related to our products as well as royalties payable to third-party vendors for licensing of their products. Typically, our cost of hardware product is a higher percentage of revenue than our cost of software product. In any given period, costs of product revenues depend primarily on the volume and actual mix of hardware and software product sales. The costs of product revenues also depend upon the extent to which we acquire licenses and incorporate third-party technology into the products we license or sell in any given period.

•

Cost of Services Revenue. Our cost of services revenue consists primarily of compensation for our personnel and subcontractors or consultants who provide advisory and support services for us, including helpdesk and on-site support, and, to a lesser extent, the costs of travel and other related expenses in connection with providing those services.

•

Amortization expense for acquired intangibles. Identifiable intangible assets relating to the acquisition of technology are amortized on a straight-line basis over their estimated useful lives which can range from 2 to 17 years.

Research and Development

Research and development expenses consist primarily of personnel expenses, fees for outside consultants and overhead and related expenses associated with the development of new products and the enhancement of existing products. The level of research and development expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product and the level of our exploratory research. We conduct research and development activities in areas we believe will deliver long term revenue. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships).

Selling, General & Administrative

Selling, general and administrative expenses consist of selling, marketing, general and administrative expenses incurred in connection with the sales and marketing of our products as well as expenses for executive, financial, legal and human resource employees, overhead and other corporate expenditures including:

•

salary and benefit costs for executive, financial, legal, human resources and sales and marketing personnel. Expenses related to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand and variable commission expense;

•	overhead and other corporate expenditures;

•	general advertising expense; and

•	other selling expenses, such as expenses incurred in connection with travel and communications.

Changes in selling, general and administrative expenses as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our selling, general and administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention; and

•	new product launches in existing and new markets, as these launches typically involve more intense sales activity.

Restructuring Costs

Restructuring costs consist of severance, outplacement, other separation benefits, pension settlement and facilities and other exit costs.

Interest and Other Expense, net

Net interest expense consists primarily of interest expense on borrowings under our existing credit facilities, interest rate derivative instruments, other financing obligations, the amortization of deferred financing costs, interest income earned from investments and interest-bearing cash and cash equivalent accounts. Other expense is primarily comprised of foreign currency transaction gains and losses. Foreign currency transaction gains and losses can fluctuate based on the amount of revenue that is generated in certain international currencies, particularly the Euro and the British Pound, and the exchange gain or loss that results from foreign currency disbursements and receipts.

Provision for Income Taxes

Provision for income taxes represents our estimated income tax benefit or liability for the period and is impacted by the amount of net income or loss that we have in any given period, the amount of income or loss in a specific jurisdiction, various tax credits, any permanent or temporary tax differences, as well as provision or benefit related to uncertain tax positions. Although estimated taxes are actually paid in accordance with the U.S and foreign tax regulations, the provision gives an indication of our effective tax rate for the year.

Adjusted EBITDA

Earnings before interest, depreciation and amortization, as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA along with certain other pro forma adjustments to assess our operating performance and to calculate performance-based cash bonuses which are tied to Pro Forma EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement. Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of income from operations has limitations as an analytical tool, including the failure to reflect changes in cash requirements, including cash requirements necessary to service principal or interest payments on our debt, or changes in our working capital needs. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only supplementally. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

The following is a reconciliation of income from operations to Adjusted EBITDA:

	Years Ended December 31,
	2009	2010	2011
	(dollars in millions)
Income from operations	$105.2	$106.5	$109.5
Depreciation and amortization	52.6	53.6	51.2
Stock based compensation	1.4	2.1	0.8
Debt refinancing bonus/Note forgiveness	—	7.1	—
Bond registration costs	—	0.4	—
Sponsor management fees from Golden Gate Capital	2.0	2.0	2.0
Acquisition related adjustments to revenue	0.6	1.7	2.7
Strategic investment costs	—	—	2.9
Legal entity rationalization	—	0.2	1.0
Sarbanes-Oxley compliance costs	—	0.2	0.3
Foreign withholding taxes	1.6	0.8	0.8
IRS audit	—	0.5	0.8
Debt related expenses	0.3	0.2	(0.1)
Interest income	1.6	0.1	0.3

Adjusted EBITDA	$165.3	$175.4	$172.2

Basis of Presentation and Results of Operations

The following table sets forth, for the periods presented, our consolidated statements of income. In the table below and throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31, 2009, 2010 and 2011 have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes. The following table sets forth the results of our operations expressed in dollars and as a percentage of net revenue:

(Dollars in millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	2011	2009	2010	2011
Net revenues:
Product revenue	$113.3	$120.0	$118.8	24%	24%	23%
Services revenue	365.1	386.8	396.8	76%	76%	77%

Total net revenues	478.4	506.8	515.6	100%	100%	100%

Cost of revenues:
Cost of product revenue	30.1	30.1	31.9	6%	6%	6%
Cost of services revenue	135.6	155.1	162.3	28%	31%	32%
Amortization expense for acquired intangible assets	15.4	14.7	12.2	4%	3%	2%

Total cost of revenues	181.1	199.9	206.4	38%	39%	40%

Gross profit	297.3	306.9	309.2	62%	61%	60%
Operating expenses:
Research and development	44.4	46.8	38.5	9%	9%	7%
Selling, general and administrative	113.8	123.3	128.1	24%	24%	25%
Amortization expense for acquired intangible assets	28.6	29.6	30.5	6%	6%	6%
Restructuring charges	5.3	0.7	2.6	1%	0%	1%

Total operating expenses	192.1	200.4	199.7	40%	39%	39%

Income from operations	105.2	106.5	109.5	22%	21%	21%
Interest and other expense, net	66.1	69.8	66.1	14%	14%	13%

Income before income taxes	39.1	36.7	43.4	8%	7%	8%
Provision for income taxes	22.9	15.5	4.3	5%	3%	1%

Net income	$16.2	$21.2	$39.1	3%	4%	7%

Net Revenue

The following table presents the breakdown of net revenues between product and services revenue:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Product revenue	$113.3	$120.0	$6.7	$120.0	$118.8	$(1.2)
Services revenue	365.1	386.8	21.7	386.8	396.8	10.0

Total	$478.4	$506.8	$28.4	$506.8	$515.6	$8.8

Product revenue increased during the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of improved sales of our products in the Americas and Asia Pacific regions, which was partially offset by a decrease in Europe and Africa. Services revenue, including consulting, implementation and education services, increased during the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of our acquisition of Quilogy, which occurred on January 8, 2010. Services revenue relating to maintenance for the year ended December 31, 2010 decreased $6.5 million when compared to the same period in 2009 primarily as a result of a slight decrease in customer renewal retention rates.

Product revenue decreased $1.2 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of slower than expected ACD migrations and delays for add-on orders as there continues to be some hesitancy with customers in releasing capital funding which has resulted in extending the procurement cycle. This decrease was partially offset by stronger foreign currencies, primarily the British pound and Singapore dollar, increasing product revenue by $2.1 million. Total services revenue increased $10.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, with services revenue, including consulting, implementation and education services, increasing $5.6 million and maintenance revenue increasing $4.4 million. The increase in services revenue including consulting, implementation and education services is primarily due to increased Unified IP revenues which carries a higher services attach rate as well as lower purchase accounting adjustments and revenue reserve amounts recorded in the current year. The increase in services revenue relating to maintenance is driven by stronger foreign currencies, primarily the British pound and Euro, which improved revenue by $3.5 million.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Americas	$325.8	$356.5	$30.7	$356.5	$355.2	$(1.3)
Europe and Africa	116.0	107.6	(8.4)	107.6	115.4	7.8
Asia Pacific (including Middle East)	36.6	42.7	6.1	42.7	45.0	2.3

Total	$478.4	$506.8	$28.4	$506.8	$515.6	$8.8

Revenue by Geography as a Percent of Total Revenue

	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change (pts)	2010	2011	Change (pts)
Americas	68.1%	70.3%	2.2	70.3%	68.9%	(1.4)
Europe and Africa	24.2%	21.3%	(2.9)	21.3%	22.4%	1.1
Asia Pacific (including Middle East)	7.7%	8.4%	0.7	8.4%	8.7%	0.3

The increase in Americas net revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009 was mainly due to additional services revenue from the acquisition of Quilogy and approximately 11% improvement in product revenues driven by an increase in demand for our growth products. These improvements were partially offset by decreased maintenance revenue due to a slight decrease in customer renewal retention rates and decreased professional services revenue due to the completion in 2009 of several significant implementations of our Signature products for customers who have yet to migrate to our growth product platform.

Decreased net revenues in Europe and Africa for the year ended December 31, 2010 compared to the prior year was primarily driven by the impact of the slower economic recovery and uncertainty in the region and to a lesser extent weaker foreign currencies, primarily the British pound and the Euro, which reduced revenue by $1.4 million.

The increase in Asia Pacific net revenues related primarily to improved demand in the Australia and China markets. In addition, stronger foreign currencies, mainly the Australian dollar, increased revenue by $2.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

The decrease in Americas net revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010 is a result of decreased product revenue of $11.5 million partially offset by increased professional services and maintenance revenue of $4.5 million and $5.7 million, respectively. The decrease in product revenue is driven by continued economic cautiousness causing companies to delay approvals for capital investments. The increase in professional services revenue is primarily due to increased Unified IP revenues, which carries a higher services attach rate. In addition, lower purchase accounting adjustments and lower revenue reserve amounts in the current year contributed to the increase in professional services revenue. The increase in maintenance revenue is a result of the Corsidian acquisition in July 2011 and increased business with certain key customers.

Increased net revenues in Europe and Africa for the year ended December 31, 2011 compared to the same period in the prior year was primarily driven by improved product sales, driven, in part, by revenue from new customers which increased $2.8 million. In addition, the long approval process for capital purchases experienced in 2010 pushed some significant product deals into 2011. Also, stronger foreign currencies, primarily the British pound and Euro, increased revenue by $4.3 million. These improvements were partially offset by decreased maintenance as a result of delayed contract renewals and slightly higher attrition rates.

The increase in Asia Pacific net revenues related primarily to improved maintenance revenue combined with stronger foreign currencies, mainly the Australian and Singapore dollars, increasing revenue by $2.2 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and service revenue and amortization expense for acquired intangible assets:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Cost of product revenue	$30.1	$30.1	$—	$30.1	$31.9	$1.8
Cost of services revenue	135.6	155.1	19.5	155.1	162.3	7.2
Amortization expense for acquired intangible assets	15.4	14.7	(0.7)	14.7	12.2	(2.5)

Total	$181.1	$199.9	$18.8	$199.9	$206.4	$6.5

The following table shows cost of revenue as a percentage of related revenue:

	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change (pts)	2010	2011	Change (pts)
Cost of product revenue	26.6%	25.1%	(1.5)	25.1%	26.9%	1.8
Cost of services revenue	37.1%	40.1%	3.0	40.1%	40.9%	0.8

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Product related costs	$22.3	$22.6	$0.3	$22.6	$23.6	$1.0
Manufacturing operation costs	7.8	7.5	(0.3)	7.5	8.3	0.8

Total	$30.1	$30.1	$—	$30.1	$31.9	$1.8

Product-related costs increased during the year ended December 31, 2010 compared to the year ended December 31, 2009 due to increased product revenue. Manufacturing operation costs decreased as we realigned our operations and fulfillment structure which allowed for overall lower staffing levels.

Despite lower product revenue, product-related costs increased during the year ended December 31, 2011 compared to the year ended December 31, 2010 related to increased inventory reserves for Signature products due to expected declines in sales of those products in 2012 and 2013 as a result of customers migrating to our Unified IP offerings. Manufacturing operation costs increased during the year ended December 31, 2011 compared to the same period in the prior year primarily due to increased freight costs as a result of higher fuel costs as well as increased shipping costs related to stocking the Company’s new Ireland distribution center.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Salary, benefits and other employee costs	$101.3	$121.2	$19.9	$121.2	$126.1	$4.9
IT allocations	10.3	10.9	0.6	10.9	12.0	1.1
Facilities allocations	7.4	8.6	1.2	8.6	8.7	0.1
Telecommunications	1.8	1.2	(0.6)	1.2	1.0	(0.2)
Other	14.8	13.2	(1.6)	13.2	14.5	1.3

Total	$135.6	$155.1	$19.5	$155.1	$162.3	$7.2

The increase in cost of services during the year ended December 31, 2010 as compared to the year ended December 31, 2009, was primarily due to the additional operating costs related to the Quilogy acquisition on January 8, 2010. These higher costs were partially offset by lower outside contractor expenses due to decreased professional services revenue when excluding the impact of the Quilogy acquisition. In addition, telecommunications costs decreased primarily due to reduced long distance and teleconferencing costs related to our company-wide transition to Microsoft’s Lync product, which has allowed us to transform our interactions with colleagues, customers and partners to a more collaborative, engaging, and effective experience.

Cost of services revenue increased during the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to increased salary, benefits and other employee costs related to higher staffing to support the higher revenue levels, staffing related to the Corsidian acquisition, and increased travel due to customer visits and internal training. IT allocations increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily as a result of a proportional increase in services headcount in order to be well positioned for the growth in the unified communications market. The increase in other cost of services relates to software support costs which increased in proportion with increased support revenues.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Amortization expense for acquired intangible assets	$15.4	$14.7	$(0.7)	$14.7	$12.2	$(2.5)

Amortization of acquired intangible assets decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 due to certain assets becoming fully amortized, which was partially offset by the intangible assets from the Quilogy acquisition beginning to amortize.

During the year ended December 31, 2011, amortization expense for acquired intangible assets decreased as compared to the year ended December 31, 2010 due to certain assets becoming fully amortized in 2011, which were partially offset by the intangible assets from the Corsidian acquisition beginning to amortize.

Operating Expenses

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Research and development	$44.4	$46.8	$2.4	$46.8	$38.5	$(8.3)
Selling, general and administrative	113.8	123.3	9.5	123.3	128.1	4.8
Amortization expense for acquired intangible assets	28.6	29.6	1.0	29.6	30.5	0.9
Restructuring charges	5.3	0.7	(4.6)	0.7	2.6	1.9

Total	$192.1	$200.4	$8.3	$200.4	$199.7	$(0.7)

The increase in operating expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009 was primarily due to the acquisition of Quilogy and higher compensation costs as a result of funding our management incentive plan during 2010 and certain incentive compensation relating to the debt refinancing in May 2010, consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness. These higher compensation costs were offset partially by lower restructuring, bad debt, and marketing costs.

The decrease in operating expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010 is primarily due to lower research and development costs as a result of lower staffing levels. These decreases were partially offset by higher selling, general and administrative costs and amortization expense for acquired intangible assets attributable in part to the Corsidian acquisition. In addition, the increased restructuring charges related to realignment of the research and development organization.

The following table shows operating expenses as a percentage of total revenue:

	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change (pts)	2010	2011	Change (pts)
Research and development	9.3%	9.2%	(0.1)	9.2%	7.5%	(1.7)
Selling, general and administrative	23.8%	24.3%	0.5	24.3%	24.8%	0.5
Amortization expense for acquired intangible assets	6.0%	5.8%	(0.2)	5.8%	5.9%	0.1
Restructuring charges	1.1%	0.1%	(1.0)	0.1%	0.5%	0.4

Total	40.2%	39.4%	(0.8)	39.4%	38.7%	(0.7)

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Salary, benefits and other employee costs	$2.8	$(6.6)
Third party maintenance	(0.3)	—
Product localization expense	(0.4)	0.2
IT allocations	0.2	(1.0)
Facilities allocations	0.6	(0.8)
Other	(0.5)	(0.1)

Total	$2.4	$(8.3)

The increase in research and development expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was due to higher salary, benefits and other employee costs, which increased primarily due to higher contractor costs and the funding of the management bonus plan in the year ended December 31, 2010. Both the IT and facilities allocations increased as a result of higher IT and facilities expenses. These increased costs were partially offset by decreased expenditures for third party vendor support covering software products used internally in the research and development laboratories and decreased product localization expense due to product release timing.

The decrease in research and development expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to lower salary, benefits and other employee costs, which decreased mainly due to reduced staffing as a result of the restructuring in the research and development group in the first quarter of 2011. Both the IT and facilities allocations decreased as a direct result of the proportional decrease in research and development headcount. These decreased costs were partially offset by slightly increased product localization expense due to the timing of a release of Unified IP Software.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Salary, benefits and other employee costs	$19.8	$(3.8)
Discretionary marketing expenses	(1.2)	1.1
Legal fees	(2.3)	(0.7)
Tax and audit fees	0.2	5.4
Bad debt	(3.1)	1.7
IT allocations	(0.8)	—
Facilities allocations	(2.1)	0.5
Other	(1.0)	0.6

Total	$9.5	$4.8

Salary, benefits and other employee costs increased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to certain incentive compensation relating to the debt refinancing in May 2010, consisting of $5.2 million of bonuses and $1.9 million of officer note forgiveness, additional operating costs related to the Quilogy acquisition, as well as management bonuses, as no bonuses were funded for the year ended December 31, 2009.

For the year ended December 31, 2010, discretionary marketing expenses were lower than for the year ended December 31, 2009 as a result of the revamping of our trade show and conference approach to a more targeted, virtual experience. These trade show savings were partially offset by an increase in the number of customer summit events, which give us an opportunity to meet on a one- to-one basis with customer executives. In addition, marketing continued to streamline agency relationships and bring in-house key competencies that were previously outsourced.

Legal fees decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009, mainly as a result of higher unfavorable litigation judgments in 2009.

Bad debt expense decreased during the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of unanticipated successful collection efforts on certain receivables that were previously included in our allowance for doubtful accounts and lower write-offs for uncollectible accounts.

IT allocations decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of a proportional decrease in selling, general and administrative headcount. Facilities allocations decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the proportional decrease in square footage usage as compared to other non-selling, general and administrative functions.

Salary, benefits and other employee costs decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to higher incentive compensation relating to the debt refinancing in May 2010. These decreased costs were partially offset by additional salary expense mostly related to the Corsidian acquisition along with increased headcount and higher recruiting, travel, and training expenses related to additional investment in the sales and marketing functions. In addition, there were higher commissions in 2011 resulting from certain sales representatives exceeding their sales quota targets.

For the year ended December 31, 2011, discretionary marketing expenses were higher than for the year ended December 31, 2010 chiefly as a result of increased trade show, promotional materials, corporate projects, and public relations expenses mostly related to increased spending in the LATAM region for re-launching events for our major customers subsequent to our acquisition of Corsidian.

Legal fees decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, mainly as a result of an unfavorable litigation judgment in the fourth quarter of 2010 as discussed in Note 23 to the consolidated financial statements. These decreased costs were partially offset by fees related to the Corsidian acquisition and an unfavorable litigation judgment in the first quarter of 2011 as discussed in Note 23 to the consolidated financial statements.

Tax and audit fees increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to outside deal transaction costs, including the Corsidian acquisition fees, our efforts to rationalize and streamline our legal entity structure, and fees related to the appeal of the 2005 IRS audit.

The change in bad debt expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is driven by lower bad debt expense in 2010 due to reversal of expenses as a result of successful collection efforts on certain receivables that were previously reserved.

IT allocations were consistent for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Facilities allocations increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to the proportional increase in square footage usage as a result of the Corsidian acquisition.

Amortization Expense for Acquired Intangible Assets

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Amortization expense for acquired intangible assets	$28.6	$29.6	$1.0	$29.6	$30.5	$0.9

Amortization of acquired intangible assets increased during the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of the intangible assets from the Quilogy acquisition beginning to amortize.

During the year ended December 31, 2011, amortization expense for acquired intangible assets increased as compared to the year ended December 31, 2010 due to intangible assets from the Corsidian acquisition beginning to amortize.

Restructuring Charges

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Restructuring expense	$5.3	$0.7	$(4.6)	$0.7	$2.6	$1.9

Restructuring charges decreased by $4.6 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. In 2009, we abandoned a facility which resulted in a restructuring charge of $1.2 million. In addition, we reduced our workforce on a global, cross-functional and targeted basis to balance the business in anticipation of lower revenue related to the impact of the global recession. For the year ended December 31, 2010, we had restructuring costs relating to facility and employee reductions associated with the Quilogy acquisition. These restructuring efforts were at lower levels than the cost reduction initiatives we implemented in the year ended December 31, 2009. In addition, in 2010, we established a presence in Ireland for operations and back-office functions and transitioned from our U.K. and Germany offices.

Restructuring charges increased during the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to a restructuring of the research and development organization in the first quarter of 2011 as we have rebalanced our resource profile across certain functions in order to fund additional investment in the sales and marketing functions. In addition, the Company established a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs in the fourth quarter of 2010 and in the first quarter of 2011.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Interest expense, net	$62.4	$67.8	$5.4	$67.8	$67.9	$0.1
Exchange rate (gain)/loss	5.2	1.3	(3.9)	1.3	(1.2)	(2.5)
Other (income) expense	(1.5)	0.7	2.2	0.7	(0.6)	(1.3)

Total interest and other expense, net	$66.1	$69.8	$3.7	$69.8	$66.1	$(3.7)

Interest expense, net, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 increased primarily as a result of the $5.2 million write-off of the remaining capitalized debt financing costs upon refinancing our previous credit facility in addition to higher interest rates of the refinanced debt.

Exchange rate (gain)/loss reflects revaluation of certain foreign currency accounts into the United States dollar, including cash, accounts receivable and intercompany balances, as well as the settlement of certain transactions, including customer and intercompany invoices, that are based in other than local currency. For the year ended December 31, 2010 as compared to the year ended December 31, 2009, exchange rate (gain) loss was favorable primarily due to the weakening of the United States dollar against foreign currencies.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009, other expense was favorable primarily due to a settlement of $1.5 million with a former service provider relating to interest on funds held in escrow.

Interest expense for the year ended December 31, 2011 increased slightly as compared to the year ended December 31, 2010 with a full year of higher interest rates in 2011 on the debt refinanced in May 2010 mostly offset by the $5.2 million write-off of a portion of the remaining capitalized debt financing costs of our previous credit facility in the second quarter of 2010.

For the year ended December 31, 2011 as compared to the year ended December 31, 2010, exchange rate (gain) loss was favorable primarily due to the weakening of the United States dollar against foreign currencies.

The change in other (income) expense for the year ended December 31, 2011 as compared to the same period in 2010 is associated with the dissolution of certain legal entities.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the years ended December 31, 2009, 2010, and 2011:

(In millions)	Years Ended December 31,				Years Ended December 31,
	2009	2010	Change		2010	2011	Change
Provision for income taxes	$22.9	$15.5	$(7.4)		$15.5	$4.3	$(11.2)
Effective tax rate	58.6%	42.1%	(16.5)	pts	42.1%	9.9%	(32.2)	pts

Provision for income taxes decreased for the year ended December 31, 2010 as compared to 2009 primarily as a result of the utilization of the foreign tax credits and an increase in the domestic production activities deduction.

The decrease in provision for income taxes for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily due to the earnings of our affiliates in Ireland and other low tax jurisdictions, as well as the release of $13.0 million of ASC 740-10 reserves related to the 2005 IRS audit settlement as discussed in Note 19 to the consolidated financial statements, which resulted in a net benefit to provision for income taxes of $2.6 million. Based on discussions with the IRS appeals office, the Company and the IRS have agreed to a final settlement of the 2005 audit pending issuance of the final written agreement. In recognition of this pending agreement, all reserves related to the settled issues have been released.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Years Ended December 31,			Years Ended December 31,
	2009	2010	Change ($)	2010	2011	Change ($)
Beginning cash and cash equivalents	$83.0	$51.3	$(31.7)	$51.3	$86.4	$35.1
Net cash provided by operating activities	122.8	76.7	(46.1)	76.7	87.5	10.8
Net cash used in investing activities	(6.8)	(14.8)	(8.0)	(14.8)	(17.2)	(2.4)
Net cash used in financing activities	(149.9)	(27.8)	122.1	(27.8)	(11.4)	16.4
Effect of exchange rate changes	2.2	1.0	(1.2)	1.0	(4.0)	(5.0)

Ending cash and cash equivalents	$51.3	$86.4	$35.1	$86.4	$141.3	$54.9

Net Cash Provided by Operating Activities

The following table shows the net change in cash flows provided by operating activities included in net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities for the stated periods:

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Net income, net of non-cash related items	$1.3	$16.0
Changes in operating assets and liabilities	(47.4)	(5.2)

	$(46.1)	$10.8

For the year ended December 31, 2010, net cash flows from operating activities decreased $46.1 million as compared to the year ended December 31, 2009 primarily as a result of negative cash flows from our working capital accounts, primarily driven by a reduction in the change in accounts receivable due to the increase of product billing at the end of 2010 which resulted in an 11 day increase in days sales outstanding, which is a measure of the average number of days that it takes to collect revenue after a sale has been made. In addition, during the year ended December 31, 2010, we were a full U.S. taxpayer which resulted in increased income taxes, as compared to the year ended December 31, 2009, during which we utilized net operating losses as well as tax credits from prior acquisitions that significantly reduced our cash taxes paid.

For the year ended December 31, 2011, net cash flows from operating activities increased as compared to the year ended December 31, 2010 primarily as a result of improved net income slightly offset by the timing of vendor payments and other normal fluctuations in our operating assets and liabilities.

Net Cash Used In Investing Activities

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Cash paid for acquisitions, net of cash acquired	$(8.2)	$(4.7)
Purchases of property and equipment	0.2	2.3

	$(8.0)	$(2.4)

Net cash used in investing activities decreased $8.0 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily due to the Quilogy acquisition that took place in the first quarter of 2010 of $8.2 million.

Net cash used in investing activities increased $2.4 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the Corsidian acquisition, which was $12.9 million, net of cash acquired, versus the Quilogy acquisition that took place in the first quarter of 2010 for $8.2 million. In addition, there was lower capital spending during the year ended December 31, 2011 as compared to the same period in 2010.

Net Cash Used In Financing Activities

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Principal payments	$116.3	$22.3
Net cash from refinancing	6.0	(6.0)
Repurchase of common stock	—	(1.4)
Proceeds received from issuance of ordinary shares	(0.1)	0.5
Tax benefit from stock plans	(0.1)	1.0

	$122.1	$16.4

Net cash used in financing activities decreased $122.1 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009 resulting from higher voluntary principal payments of our then existing credit facility as compared to the same period in 2010. In May 2010, we refinanced our existing debt resulting in a net increase in cash from refinancing of $6.0 million.

Net cash used in financing activities decreased $16.4 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010. In May 2010, we refinanced our existing debt resulting in a net increase in cash from refinancing of $6.0 million. Also, during 2011, we made $22.3 million less in principal payments, used $1.4 million more for repurchase of common stock, received $0.5 million more proceeds from issuance of ordinary shares, and had $1.0 million higher tax benefit from stock plans.

Net Working Capital

The following table depicts the components of the change in net working capital for the stated periods:

(In millions)	Change ($)
	2010 compared to 2009	2011 compared to 2010
Increase in cash and cash equivalents	$35.1	$54.9
Increase (Decrease) in accounts receivable	20.7	(20.9)
Increase (Decrease) in other current assets	(6.3)	3.2
(Increase) Decrease in accounts payable/accrued expenses	(9.4)	(0.3)
(Increase) Decrease in current portion of debt	23.5	(22.7)
(Increase) Decrease in deferred revenue	(10.2)	6.8

	$53.4	$21.0

Existing Credit Facilities

Senior Secured Credit Facility

On May 7, 2010, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent and issuing bank, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents. Our subsidiary, Aspect Software, Inc., is the borrower under the facility. The facility is guaranteed by certain of our direct and indirect parents and all of our domestic subsidiaries. The facility is secured by a first-priority lien on substantially all of our assets and substantially all of the assets of the guarantors.

The facility consists of a $500.0 million term loan facility with a six year maturity and a $30.0 million revolving credit facility with a four year maturity. We also have the option, subject to certain conditions, to increase term loans by up to $100.0 million in the aggregate. Up to $10.0 million of our revolving credit facility may be drawn in the form of letters of credit. All borrowings under the facilities are subject to the accuracy of representations and warranties in all material respects and the absence of default or event of default. As of December 31, 2011 we had a principal amount of $491.3 million, outstanding under the term loan facility and $30.0 million available under the revolving credit facility. As of December 31, 2010 we had a principal amount $496.3 million outstanding under the term loan facility, a letter of credit in the amount of $0.1 million outstanding under the revolving credit facility and $29.9 million of availability under the revolving credit facility.

Loans under our term loan facility and our revolving credit facility bear interest, at our option, at a rate equal to the adjusted LIBOR plus a margin of 4.50% or prime rate plus a margin of 3.50%. The interest rate margin on these facilities is reduced if we meet specified leverage ratios. In addition, loans under our term loan facility are subject to a LIBOR floor of 1.75%. Interest on base rate loans is required to be paid on the last day of each March, June, September and December. Interest on LIBOR loans is required to be paid on the last day of the interest periods we elect of one, two, three or six months (or, if available to all lenders, nine or twelve months) in duration, provided the payments are due not less than every three months for interest periods of greater than three months.

In addition to paying interest on outstanding principal under the facility, we are required to pay a fee on unutilized commitments under our revolving credit facility. The rate for this commitment fee is 0.75% if our total leverage ratio is greater than or equal to 3.75:1.00, 0.625% if our total leverage ratio is less than 3.75:1.00 but greater than or equal to 2.50:1.00, and 0.50% if our total leverage ratio is less than 2.50:1.00. We are also required to pay customary letter of credit and issuance and administration fees, as necessary.

We must repay $1.25 million in principal on our term loan facility by the last day of each March, June, September and December. The term loan facility matures and is required to be repaid in full on May 7, 2016. In the event of a prepayment of principal, the required quarterly principal payments for the year following the payment are not required to the extent that the prepayment offsets such required payments. To the extent that the prepayment exceeds the following year’s required principal payments, the residual amount is ratably allotted to subsequent scheduled principal payments. The revolving facility matures and is required to be repaid in full on May 7, 2014.

Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement. In addition we must use a percentage of our annual excess cash flow, as defined. The percentage is determined based on our leverage ratio as of 10 business days after the end of each fiscal year commending with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, we calculated a mandatory prepayment of approximately $27 million due in April 2012.

The facility requires us to maintain a minimum interest coverage ratio calculated for the previous four quarters as of the last day of each quarter at a value not less than 1.90:1.00 through June 30, 2013, which increases by increments of 0.05 annually through June 20, 2015 to arrive at a value not less than 2.05:1.00 through the maturity date. The facility requires us to maintain a total leverage ratio calculated for the previous four quarters as of the last day of each quarter at a value not greater than 5.75:1.00 through March 31, 2012, which decreases by increments of 0.25 annually through maturity. We must also maintain a first lien leverage ratio calculated for the previous four quarters as of the last day of each quarter at a value not greater than 3.60:1.00 through December 31, 2011, which decreases by specified increments annually arriving at not greater than 2.65:1.00 through maturity. We were in compliance with these covenant requirements as of December 31, 2011. The facility also limits our ability to make capital expenditures in excess of $20.0 million in any fiscal year, provided however, that we may carry forward unused amounts of our capital expenditures allowance to the next succeeding fiscal year.

Our senior secured credit facility also contains a number of covenants that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the business, transfer and sell material assets and merge or consolidate.

Senior Notes

On May 7, 2010, we issued $300.0 million of senior secured notes. We pay interest on the notes semi-annually in cash at an annual interest rate of 10 5/8%. Interest accrues from May 7, 2010, the issue date of the notes, and interest payments began on November 15, 2010. We repurchased $5.0 million of senior secured notes during 2011, therefore we have $295.0 million in aggregate principal amount of senior secured notes outstanding as of December 31, 2011.

Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Aspect Software Parent, Inc. and each of our direct and indirect domestic subsidiaries that guarantee our senior secured credit facility and on a senior unsecured basis by Holdings. The notes and the related note guarantees are secured by a second lien on substantially all of our and each guarantor’s assets, other than certain excluded assets. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens and merge, consolidate or sell substantially all of our assets. These covenants are subject to important exceptions and qualifications.

Other Long-Term Debt

In connection with our acquisition of Quilogy in January 2010, we assumed an existing promissory note with Microsoft with a face value of approximately $6.5 million. No interest is payable on the note unless an event of default occurs, at which point the note will bear interest at 12% per annum. In addition to certain customary terms of default, we will be in default if we terminate our Technical & Business Collaboration Agreement with Microsoft for any reason other than certain reasons specified in the agreement. This promissory note was amended in February 2010 whereby Microsoft forgave $1.5 million of the note upon its acceptance of a plan by us to spend $1.5 million for the purpose of advancing our partnership with Microsoft and deploying Microsoft products. A principal payment of $1.5 million was made in April 2011, leaving the remaining $3.5 million of principal due in installments of $1.0 million in April 2012 and $2.5 million in April 2014.

Contractual Cash Obligations and Commitments

We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases that are detailed below, we do not utilize variable interest entity financing or any other form of off-balance sheet financing. As of December 31, 2011, our contractual cash obligations and commercial commitments over the next several periods are set forth below.

	Payments Due by Period
	Total	< 1 Year	1 – 3 Years	3 – 5 Years	> 5 Years
	(Dollars in thousands)
Debt(1)	$789,750	$29,250	$2,500	$—	$758,000
Operating leases(2)	43,718	8,923	13,759	10,849	10,187
Other non-cancelable commitments(3)	1,250	1,250	—	—	—

Total	$834,718	$39,423	$16,259	$10,849	$768,187

(1)	Amounts shown in the table above exclude interest in an aggregate amount of approximately $324.0 million that will become due over the expected term of our existing credit facilities based on interest rates in effect at December 31, 2011.
(2)

We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. As of

December 31, 2011, we had 48 operating leases, which expire from 2012 to 2023. In February 2012, we signed an amended lease agreement for our UK office that accelerated the termination date from 2023 to 2018 and reduced our aggregate obligated lease payments in the table above by approximately $11.0 million.
(3)	As of December 31, 2011, we had a non-cancelable telecommunication agreement of $1.3 million payable in 2012.

In addition to the amounts set forth in the table above, we have contractual obligations to pay royalties to certain third-party technology companies based upon our future licensing of their products and patented technologies. We cannot estimate what these future amounts will be; however, we expect them to increase as our product revenues continue to grow.

Off-Balance Sheet Arrangements

Except as set forth above in the contractual obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2011.

We provide indemnification provisions in certain of our agreements with customers and our leases of real estate in the ordinary course of our business. With respect to customer agreements, these provisions may obligate us to indemnify and hold harmless the customer against losses, expenses, liabilities and damages that are awarded against the customer in the event our products or services infringe upon a patent or other intellectual property right of a third party, in the event the customer’s confidential information is misused, or in other circumstances. The customer agreements may limit the scope of and remedies for such indemnification obligations in certain respects, including, but not limited to, geographical limitations and the right to replace or modify an infringing product or service. We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of these agreements. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. We accrue for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.

Critical Accounting Policies

Our financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Our actual results have generally not differed materially from our estimates. However, we monitor such differences and, in the event that actual results are significantly different from those estimated, we disclose any related impact on our results of operations, financial position and cash flows. The notes to our consolidated financial statements provide a description of significant accounting policies. We believe that of these significant accounting policies, the following involve a higher degree of judgment or complexity:

Long-Lived Assets, including Goodwill and Other Acquired Intangible Assets

We review property, plant, and equipment and certain identifiable intangible assets with finite lives, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangible assets with finite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit). We have determined that there is one reporting unit, and accordingly, we utilize a two-phase process for impairment testing of goodwill. The first phase screens for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The second phase, if necessary, is to perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and it is necessary to proceed to step two of the impairment analysis. In step two of the analysis, an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value is recorded should such a circumstance arise. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our revenue and earnings, the useful life over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.

Revenue Recognition

We derive our revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from license fees have been derived from sales of software products to end users through our direct sales force, distributors, and resellers.

We recognize revenue in accordance with FASB ASC 985-605, Software Revenue Recognition, (“ASC 985-605”), formerly known as AICPA Statement of Position 97-2, Software Revenue Recognition, Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, or the provisions of FASB ASC 605-25, Multiple Element Arrangements, (“ASC 605-25”) formerly known as Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, depending on the nature of the arrangement.

Effective January 1, 2011, we prospectively adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC 605-25. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

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

The adoption of these new accounting pronouncements for transactions originating or materially modified on or after January 1, 2011 generally does not change the units of accounting for our revenue transactions, since most products and services qualify as separate units of accounting.

As required by ASU 2009-13, we establish selling price using VSOE, if it exists, otherwise TPE is used. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use ESP. TPE is determined based on the prices charged by our competitors for similar deliverables when sold separately. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, and deal size, cumulative customer purchases, and profit goals.

We generally expect that we will not be able to establish TPE due to the nature of the products sold and the markets in which it competes and therefore relies upon VSOE or ESP in allocating revenue.

We analyze the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis, or more frequently if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

We have established VSOE of selling price for support and maintenance services, certain professional services, and education services, and ESP for software licenses and hardware.

Our arrangements with multiple deliverables may have stand-alone software deliverables that are subject to the existing software revenue recognition guidance. In accordance with the provisions of ASC 605-25, the transaction consideration for these multiple element arrangements is allocated to software and non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the new revenue accounting guidance. In those circumstances where we cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation. The amount allocated to the Software deliverables as a group is then accounted for in accordance with the Software Revenue Recognition guidance in ASC 985-605.

As a result of implementing ASU 2009-13 and ASU 2009-14, we recognized $15.1 million as revenue for the year ended December 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.

We recognize revenue from the sale of software product licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the Product is delivered to a common carrier at our loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, we generally recognize revenues upon shipment to the reseller or identified end user.

At the time of the Product sale, we assess whether the fee associated with the revenue transaction is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based in part on the payment terms associated with the transaction. If any portion of a fee is due beyond our normal payment terms, we evaluate the specific facts and circumstances to determine if the fee is fixed or determinable. If it is determined that the fee is not fixed or determinable, we recognize revenue as the fees become due. If we determine that collection of a fee is not probable, then we will defer the entire fee and recognize revenue upon receipt of cash.

For software arrangements with multiple elements not subject to ASU 2009-13 and ASU 2009-14, we apply the residual method in accordance with ASC 985-605. The residual method requires the portion of the total arrangement fee attributable to undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. We have established VSOE of fair value for support and maintenance services, certain professional services, and education services. We have not established VSOE for its software licenses or hardware.

In connection with the sale of its software licenses, we sell support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, as well as internet and telephone access to technical support personnel.

Many of our software arrangements also include professional services for consulting and implementation sold under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements, as well as when sold on a standalone basis, is generally recognized as the services are performed.

We recognize revenue associated with education as these services are performed.

Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, and educational services prior to satisfying the revenue recognition criteria related to those payments.

We record our estimate for customer returns or other customer allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause our return estimates to differ from actual results.

Stock-Based Compensation

At December 31, 2011 we had two stock-based employee compensation plans. The fair value of ordinary shares is determined by our management and approved by the board of directors. In the absence of a public trading market for our stock, our management and board of directors consider objective and subjective factors in determining the fair value of ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights and voting control attributable to then-outstanding stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.

We generally use the Black-Scholes option pricing model to determine the fair value of stock options granted. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

As there is no public market for our ordinary shares, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We do not anticipate paying cash dividends in the future on our ordinary shares; therefore, the expected dividend yield is assumed to be zero. We applied estimated annual forfeitures of 13%, 12% and 11% for the years ended December 31, 2011, 2010 and 2009, respectively in determining the expense recorded in our consolidated statements of income relating to our 2003 Share Purchase and Option Plan (“2003 Option Plan”). For options granted under the Second Amended and restated 2004 Option Plan (“2004 Option Plan”), we have deferred recognition of compensation expense until a liquidity event occurs, causing the options to become exercisable. The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2009	2010	2011
Risk-free interest rate	1.79%	2.58%	1.40%
Expected volatility	45.0%	43.2%	48.8%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.57	$0.38	$0.98

As of December 31, 2011, there was $0.9 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 2.45 years. In addition, as of December 31, 2011, there was $8.9 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent event occurs, as defined in the 2004 Option Plan.

Pursuant to the exchange program dated March 8, 2010 (the “Exchange Program”), we offered a voluntary stock option exchange program to our option holders giving them the right to tender outstanding stock options to purchase class A-2 stock that had an exercise price greater than the fair market value of those shares as of the exchange date to purchase class A-2 stock. In exchange for this tender, the holders would receive new stock options with an exercise price at current fair market value based upon a predetermined ratio. On March 29, 2010, the expiration date of our Exchange Program, option holders elected to exchange 1.7 million of existing options under the Exchange Program for approximately 1.1 million new options issued at the then fair market value. The actual exchange occurred on April 2, 2010 and these new options vest ratably over a minimum term of 24 months from the date of grant.

Additionally, on March 31, 2010 in connection with the consolidation of our equity structure, we mandatorily exchanged all outstanding B-2 and C-2 options for A-2 options at a ratio of 1:1 with prices higher than fair market value and with no change to the vesting schedule of the original B-2 and C-2 options.

The Exchange Program, which occurred in the second quarter of 2010, was accounted for as a modification of the share based payment awards. As all of these shares were held by our employees or former employees and exchanged pursuant to the Share Exchange Program, these modifications were accounted for pursuant to ASC 718. We have accounted for this modification in accordance with ASC 718 by calculating the difference between the fair value of the award under the modified terms on the modification date and the fair value of the original award on the modification date. The incremental compensation expense of approximately $0.8 million is being recognized over the remaining service period under the award or was recognized immediately, if no remaining service was required to be provided.

Claims and Contingencies

We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the consolidated financial statements is based on management’s view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible, or if an estimate is not determinable, disclosure of a material claim or contingency is disclosed in the Notes to the consolidated financial statements. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. However, the ultimate outcome of various legal issues could be different than management’s estimates and, as a result, adjustments may be required.

Derivative Instruments

Our current senior secured credit facility requires that we enter into one or more hedge instrument agreements on fifty percent of the principal within 180 days of the debt refinancing and have it in place for a minimum period of three years. We purchased a two year LIBOR interest rate cap at 5% in September 2010. We will satisfy the requirement for the third year prior to November 7, 2012.

In 2010 and 2011, our interest rate cap agreement did not qualify for hedge accounting, and as a result, any changes in fair value of the cap are recorded as an asset or liability with an offsetting amount recorded as interest income or expense in the consolidated statements of income. We recorded a loss of approximately $0.2 million during the year ended December 31, 2011 and a gain of approximately thirty-three thousand dollars during the year ended December 31, 2010, related to the change in the fair value of the interest rate cap.

Allowances for Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We specifically analyze historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends and changes in customer payment terms to evaluate the allowance for doubtful accounts. We review our allowance for doubtful accounts quarterly. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

We also record a provision for estimated sales returns and allowances on product- and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, and other known factors. If the data we use to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.

Under ASC 740, we can only recognize a deferred tax asset for the future benefit of its tax loss, tax credit carryforwards and cumulative temporary differences to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, we considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.

Effective January 1, 2009, we adopted ASC 740 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, Accounting for Income Taxes. The Interpretation provides a standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

We recognize interest and penalties related to uncertain tax positions in income tax expense.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined above in “Critical Accounting Policies”). ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of 2012 and should be applied retrospectively. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. We early adopted ASU 2011-8 effective October 1, 2011. This adoption had no material impact to the financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our senior secured credit facility. Interest to be paid on our first lien debt is at a floor of 1.75% or USD LIBOR, plus 4.5%. We are able to select the USD LIBOR rate based upon a 1 month, 3 month, 6 month or 1 year interval, at our option. Our next date to elect our USD LIBOR rate is July 2, 2012. The published USD LIBOR rate is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past few months. If these interest rate trends were to reverse, this would result in increased interest expense as a result of higher LIBOR rates. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5 million for each increase in interest rates of 1%, however this estimate does not give effect to any hedging arrangements required by our senior secured credit facility (as described below) or to the fact that until interest rates rise above our 1.75% floor there will be no impact on our interest expense. Our senior secured credit facility required that we enter into one or more hedge instrument agreements on fifty percent of the principal within 180 days of the debt refinancing and have it in place for a minimum period of three years. We purchased a two year LIBOR interest rate cap at 5% during the year ended December 31, 2010. We will satisfy the requirement for the third year prior to November 7, 2012. In 2011, the interest rate cap agreement did not qualify for hedge accounting and, as a result, we recorded changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the consolidated statements of income. We recorded a loss of approximately $0.2 million and a loss of approximately three thousand dollars during the year ended December 31, 2011 and 2010, respectively, related to the change in the fair value of the interest rate cap.

Foreign Exchange

We conduct business globally in numerous currencies. Our sales are primarily denominated in U.S. dollars, however we do face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could have a material adverse impact on our financial results. Our primary exposures to fluctuations in foreign currency exchange rates relate to sales and operating expenses denominated in currencies other than the US dollar. The majority of our sales are denominated in US dollars, however when we do invoice customers in a non U.S. dollar currency, we are exposed to foreign exchange fluctuations from the time of invoice until collection occurs. In Europe and Asia Pacific, where we sometimes invoice our customers in U.S. dollars, we pay our operating expenses in local currencies. Accordingly, fluctuations in the local currencies relative to the U.S. dollar are reflected directly in our consolidated statement of operations. We are also exposed to foreign currency rate fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in foreign currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products and services sold in international markets.

Market Risk

Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. We sell our products primarily to large organizations in diversified industries worldwide. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require our customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. No single customer accounted for 10% or more of accounts receivable as December 31, 2011 and 2010 or net revenues during the years ended December 31 2011, 2010 and 2009.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Aspect Software Group Holdings Ltd.

We have audited the accompanying consolidated balance sheets of Aspect Software Group Holdings Ltd. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ deficit and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Software Group Holdings Ltd. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements effective January 1, 2011.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2012

Aspect Software Group Holdings Ltd.

Consolidated Balance Sheets

	December 31
(in thousands, except par value and share amounts)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$141,339	$86,370
Accounts receivable (net of allowances of $3,406 and $6,073, respectively)	59,524	80,387
Deferred tax assets	11,897	14,518
Other current assets	24,795	18,938

Total current assets	237,555	200,213

Property, plant, and equipment, net	14,504	18,524
Intangible assets, net	73,873	109,169
Goodwill	640,933	631,943
Other assets	26,445	24,896

Total assets	$993,310	$984,745

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$17,074	$21,472
Current portion of long-term debt(1)	29,250	6,500
Accrued liabilities	75,517	70,742
Deferred revenues	81,574	88,326

Total current liabilities	203,415	187,040

Deferred tax liabilities	38,304	46,777
Long-term deferred revenue	10,143	9,266
Long-term debt(2)	760,433	794,647
Other long-term liabilities	38,484	41,071

Total liabilities	1,050,779	1,078,801

Commitments and contingencies (Note 20 and 23)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 and 233,242,948 shares issued, respectively	4	4
Additional paid-in capital	13,678	11,369
Treasury shares, at cost, 4,943,370 and 4,152,775 shares, respectively	(4,918)	(3,549)
Notes receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(5,764)	(2,286)
Accumulated deficit	(60,044)	(99,169)

Total shareholders’ deficit	(57,469)	(94,056)

Total liabilities and shareholders’ deficit	$993,310	$984,745

(1)	$1.0 million and $1.5 million held by a minority shareholder as of December 31, 2011and 2010, respectively—see Note 12.
(2)	$50.0 million held by a related party as of December 31, 2011 and 2010. $2.4 million and $4.9 million held by a minority shareholder as of December 31, 2011 and 2010, respectively—see Note 12.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Consolidated Statements of Income

	Years Ended December 31,
(in thousands)	2011	2010	2009
Net revenues:
Product revenue	$118,810	$119,974	$113,287
Services revenue	396,790	386,809	365,127

Total net revenues	515,600	506,783	478,414

Cost of revenues:
Cost of product revenue	31,934	30,125	30,096
Cost of services revenue	162,269	155,055	135,566
Amortization expense for acquired intangible assets	12,178	14,677	15,420

Total cost of revenues	206,381	199,857	181,082

Gross profit	309,219	306,926	297,332

Operating expenses:
Research and development	38,534	46,769	44,438
Selling, general and administrative	128,051	123,363	113,784
Amortization expense for acquired intangible assets	30,515	29,572	28,563
Restructuring charges	2,595	690	5,269

Total operating expenses	199,695	200,394	192,054

Income from operations	109,524	106,532	105,278
Interest and other expense, net	(66,100)	(69,849)	(66,134)

Income before income taxes	43,424	36,683	39,144
Provision for income taxes	4,299	15,447	22,944

Net income	$39,125	$21,236	$16,200

See accompanying notes.

Aspect Software Group Holdings Ltd.

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2008	235,835,794	$4	$7,555	(4,090,025)	$(3,483)	$(1,800)	$(9,217)	$(134,952)	$(141,893)
Net income	—	—	—	—	—	—	—	16,200	16,200
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	803	—	803
Expiration of derivative instruments, net of tax	—	—	—	—	—	—	5,274	—	5,274

Comprehensive income									$22,277

Cumulative effect of change in accounting principle—adoption of ASC 740-10								(1,435)	(1,435)
Issuance of ordinary shares	282,625	—	33	—	—	—	—	—	33
Tax benefit from stock plans	—	—	34	—	—	—	—	—	34
Stock-based compensation expense	—	—	1,370	—	—	—	—	—	1,370

Balance at December 31, 2009	236,118,419	4	8,992	(4,090,025)	(3,483)	(1,800)	(3,140)	(120,187)	(119,614)
Net income	—	—	—	—	—	—	—	21,236	21,236
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	854	—	854

Comprehensive income									$22,090

Forgiveness of promissory notes in connection with debt refinancing	—	—	—	—	—	1,375	—	—	1,375
Issuance of ordinary shares	219,457	—	20	—	—	—	—	—	20
Sale and repurchase of Class B and Class C shares in connection with share consolidation	62,750	—	66	(62,750)	(66)	—	—	—	—
Class B and Class C shares consolidation	(3,157,678)	—	1,266	—	—	—	—	(218)	1,048
Tax provision for stock plans	—	—	(43)	—	—	—	—	—	(43)
Stock-based compensation expense	—	—	1,068	—	—	—	—	—	1,068

Balance at December 31, 2010	233,242,948	4	11,369	(4,152,775)	(3,549)	(425)	(2,286)	(99,169)	(94,056)
Net income	—	—	—	—	—	—	—	39,125	39,125
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(3,478)	—	(3,478)

Comprehensive income									$35,647

Issuance of ordinary shares	1,823,003	—	557	—	—	—	—	—	557
Repurchase of common stock	—	—	—	(790,595)	(1,369)	—	—	—	(1,369)
Tax benefit from stock plans	—	—	926	—	—	—	—	—	926
Stock-based compensation expense	—	—	826	—	—	—	—	—	826

Balance at December 31, 2011	235,065,951	$4	$13,678	(4,943,370)	$(4,918)	$(425)	$(5,764)	$(60,044)	$(57,469)

See accompanying notes.

Aspect Software Group Holdings Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$39,125	$21,236	$16,200
Reconciliation of net income to net cash and cash equivalents provided by operating activities:
Depreciation	8,486	9,390	8,611
Amortization expense for acquired intangible assets	42,693	44,249	43,983
Non-cash interest expense	4,140	9,747	5,224
Recognition of minority shareholder loan forgiveness	(750)	(750)	—
Non-cash compensation expense	826	3,971	1,370
Increase to (reduction of) accounts receivable allowances	(283)	(3,046)	3,159
Deferred income taxes	(8,744)	(16,273)	(11,199)
Tax (benefit from) provision for stock plans	(926)	43	(34)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,723	(13,089)	24,883
Other current assets and other assets	(6,668)	8,904	6,931
Accounts payable	(6,771)	(3,311)	2,216
Accrued liabilities and other liabilities	643	4,876	18,355
Deferred revenues	(4,004)	10,728	3,151

Net cash and cash equivalents provided by operating activities	87,490	76,675	122,850

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(12,865)	(8,172)	—
Purchases of property and equipment	(4,338)	(6,612)	(6,754)

Net cash and cash equivalents used in investing activities	(17,203)	(14,784)	(6,754)

Cash flows from financing activities:
Borrowings under long-term debt	—	800,000	—
Repayment of borrowings	(11,500)	(804,250)	(150,000)
Debt issuance costs in connection with borrowings	—	(23,530)	—
Tax benefit from stock plans	926	(43)	34
Repurchase of common stock	(820)	—	—
Proceeds received from issuance of ordinary shares	7	20	33

Net cash and cash equivalents used in financing activities	(11,387)	(27,803)	(149,933)

Effect of exchange rate changes on cash	(3,931)	981	2,164

Net increase (decrease) in cash and cash equivalents	54,969	35,069	(31,673)
Cash and cash equivalents:
Beginning of period	86,370	51,301	82,974

End of period	$141,339	$86,370	$51,301

Supplemental disclosure of cash flow information
Cash paid for interest	$60,455	$48,451	$60,945

Cash paid for income taxes	$13,721	$31,909	$13,682

See accompanying notes.

Aspect Software Group Holdings Ltd.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS

Description of Business

Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries), “Aspect Software” or the “Company”, provides products and services that turn the potential of unified communications into real business results across the enterprise and in the contact center. Unified communications streamlines and enhances customer-facing business processes with complete visibility and control, and enables businesses to seamlessly extend those processes beyond the traditional boundaries of the contact center to reach knowledge workers or subject matter experts in the enterprise in order to enhance collaboration.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the U.S. Securities and Exchange Commission. The accompanying consolidated financial statements include amounts of Aspect Software and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

Management’s Estimates and Uncertainties

The preparation of consolidated financial statements in conformity with GAAP in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.

Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, accounts receivable allowances, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, goodwill and intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and stock-based compensation expense.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to, being dependent on debt financing and the need to maintain compliance with debt covenants, rapid technological changes, competition from substitute products and services from larger companies, customer concentration, government regulations, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Recent Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 11). ASU 2011-04 is effective for the Company in the second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in our first quarter of 2012 and should be applied retrospectively. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company early adopted ASU 2011-8 effective October 1, 2011. This adoption had no material impact on the Company’s financial position, results of operations or cash flows.

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

The Company analyzes the selling prices used in its allocation of arrangement consideration at a minimum on an annual basis, or more frequently if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in its selling prices.

The Company has established VSOE of selling price for support and maintenance services, certain professional services, and education services, and ESP for software licenses and hardware.

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

As a result of implementing ASU 2009-13 and ASU 2009-14, the Company recognized $15.1 million as revenue for the year ended December 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.

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

For software arrangements with multiple elements not subject to ASU 2009-13 and ASU 2009-14, the Company applies the residual method in accordance with ASC 985-605. The residual method requires the portion of the total arrangement fee attributable to undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. The Company has established VSOE of fair value for support and maintenance services, certain professional services, and education services. The Company has not established VSOE for its software licenses or hardware.

In connection with the sale of its software licenses, the Company sells support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, as well as internet and telephone access to technical support personnel.

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

The Company records its estimate for customer returns or other customer allowances as a reduction in revenues. In determining the Company’s revenue reserve estimate, and in accordance with internal policy, the Company relies on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause the Company’s return estimates to differ from actual results.

NOTE 3—BUSINESS COMBINATIONS

CORSIDIAN

Corsidian was a customer contact solutions provider in the Latin American (“LATAM”) region with approximately 100 employees and has been a top-revenue producing Aspect channel partner for many years. On July 5, 2011, the Company acquired the Corsidian entities in Brazil, Mexico, and Puerto Rico and on July 22, 2011, the Company acquired certain assets and liabilities of Corsidian’s Colombia entity (together, “Corsidian”). The acquisition of Corsidian will provide the Company with an immediate and substantial direct presence in the LATAM region, helping to capitalize on market growth opportunities in that region. The total purchase price was

$16.0 million, including $1.2 million relating to the settlement of certain pre-existing relationships between the Company and Corsidian. The purchase price is subject to a working capital adjustment which was submitted to the seller by the Company during the fourth quarter of 2011. Negotiations between the seller and the Company are currently in process. Management is not able to finalize the purchase price allocation until negotiations of the working capital adjustment are complete. The acquisition of Corsidian was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Corsidian have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s financial results.

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

Transaction costs of approximately $2.1 million related to this acquisition have been expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statement of income.

The total purchase price for Corsidian has been allocated as follows (in thousands):

Description	Amount
Current assets, including $1,922 of acquired cash	$6,361
Property and equipment	326
Goodwill	10,226
Customer relationships	8,100
Deferred taxes	742
Other long-term assets	6,120

Total assets acquired	31,875
Current liabilities	(2,767)
Deferred tax liabilities	(3,652)
Other long-term liabilities	(9,487)

Net assets acquired	$15,969

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

QUILOGY

On January 8, 2010, the Company purchased Quilogy Inc. (“Quilogy”), a nationally recognized IT services firm, for $10.6 million in cash consideration. There are no earn-outs or contingent consideration. The cash acquisition of Quilogy brings additional collaboration capabilities to the Company’s unified communication services portfolio to help organizations improve business processes with the combined capabilities of these technologies. The acquisition of Quilogy was accounted for as a purchase under ASC 805 Business Combinations. Accordingly, the results of Quilogy have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s financial results.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions, and other information compiled by management. The acquired intangible assets and goodwill are subject to review for impairment as indicators of impairment develop and otherwise at least annually (the Company performs its annual assessment in the fourth quarter of each fiscal year). Purchased intangibles with finite lives are being amortized on a straight-line basis over their respective estimated useful lives (approximately 2-8 years).

The total purchase price for Quilogy has been allocated as follows (in thousands):

Description	Amount
Current assets, including $2,448 of acquired cash	$8,491
Property and equipment	633
Goodwill	4,353
Customer and partner relationships	6,900
Tradename	100
Non-competition agreements	100

Total assets acquired	20,577
Current liabilities	(2,901)
Deferred revenue	(674)
Debt, current	(6,382)

Net assets acquired	$10,620

Additionally, in connection with the acquisition, the Company made retention payments of approximately $1.4 million to certain key employees on December 31, 2010. Since the payments were contingent upon employment, the amounts were accounted for as compensation and expensed over the service period (approximately one year).

Transaction costs related to this business combination were not material and have been expensed as incurred. The transaction costs are included in general and administrative expenses in the accompanying consolidated statements of income.

In connection with the acquisition, the Company assumed a $6.5 million unsecured note, which it modified immediately following the acquisition as discussed in Note 12.

NOTE 4—EQUITY

On March 31, 2010, the Company consolidated its equity structure by eliminating share classes B-1, B-2, C-1 and C-2 (“Share Consolidation”). In connection with the Share Consolidation, the Company (1) issued and repurchased 62,750 of class C-2 common stock and (2) mandatorily exchanged its outstanding class B-2 and C-2 shares of common stock for class A-2 shares of common stock and (3) mandatorily exchanged its outstanding class B-1 and C-1 shares for options to purchase class A-2 stock. In addition, on March 8, 2010, the Company offered and on April 2, 2010 completed, a stock option exchange program (“Exchange Program”) which is discussed in more detail below under the heading “Stock Option Plans”. A table summarizing the different classes of shares exchanged and the options received in exchange is included under the heading “Stock Option Plans” below.

Ordinary Shares

The Company has authorized a total of 1,000,000,000 ordinary shares with a par value of $0.00001 per share in the following classes of shares. The liquidation values for these shares were zero at December 31, 2011 and December 31, 2010. The Company held 1,478,261 of Class L shares, 2,674,514 of Class A-1shares and 790,595 of Class A-2 shares in treasury at December 31, 2011. At December 31, 2010, the Company held 1,478,261 of Class L shares and 2,674,514 of Class A-1 shares in treasury.

	As of December 31, 2011		As of December 31, 2010
Share Class Description	Shares Authorized	Shares Outstanding	Shares Authorized	Shares Outstanding
Class L voting	300,000,000	179,539,840	300,000,000	179,539,840
Class L non-voting	100,000,000	33,536,001	100,000,000	33,536,001
Class A-1 non-voting	300,000,000	10,548,786	300,000,000	10,523,492
Class A-2 non-voting	300,000,000	6,497,954	300,000,000	5,490,840

Total	1,000,000,000	230,122,581	1,000,000,000	229,090,173

The Company’s ordinary shares have the following rights and features:

Yield

The yield on all shares of Class L voting and non-voting has been satisfied. The Class A-1 ordinary shares yield is nominal and has not been recorded.

Voting Rights

The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held.

Restricted Shares

In connection with an acquisition in 2004, the Company granted Class L non-voting restricted shares to certain former employees of the acquired entity. The total number of shares issued was 1,153,450 at a per share fair value of $1.381501. The shares become fully vested upon the earliest to occur of an initial public offering of the Company’s equity securities, involuntary termination, or death. There were 207,620 of these Class L non-voting shares unvested at December 31, 2011 and 2010. The Company has accounted for the issuance of the restricted shares as deferred compensation at an amount equal to the fair value of the shares issued at the original issuance date. Any unvested restricted shares will revert to the previous owner of the acquired business, if forfeited by the individual under certain circumstances, and the associated value will be ascribed to goodwill as additional purchase price for the acquisition. The Company did not record any compensation expense during 2011 or 2010 related to these restricted shares.

Unvested restricted shares are forfeitable upon termination of a restricted shareholder’s service as an employee under certain circumstances. Vested restricted shares are subject to repurchase under certain circumstances up through the date of a change in control, as defined. The Company did not repurchase any vested or unvested shares during 2011 or 2010.

The Company recorded $0.3 million of compensation expense during 2010 related 174,751 class A-1 shares granted to an executive that were fully vested upon issuance.

Investment Agreement

In March 2008, the Company entered into an investment agreement with a minority shareholder. In connection with the investment agreement, the Company received $5.0 million from the minority shareholder in exchange for 2,071,230 of the Company’s Class A-2 Shares at a per share price of $2.414 (“Investment”). As part of this Investment, the Company agreed to certain terms and conditions with the minority shareholder that allow the minority shareholder the right of first offer for an asset or equity sale of the Company, the right of first refusal for an asset or equity sale of the Company, and protective provision rights with any similar class shares. The minority shareholder also has a put right that would be enforced only if the Company breached any material term with respect to the representations and warranties of the investment. The period of each of the other company’s rights is through the earlier of March 16, 2013 or an initial public offering of the equity securities of the Company.

Warrants

In connection with an acquisition in 2004, the Company issued the former owner a warrant to purchase 2,105,458 shares of the Company’s Class A-1 shares at $2.38 per share. The warrant can only be exercised with the consummation of a liquidity event, which is defined as an initial public offering of the Company’s equity securities, consolidation, merger, or reorganization of the Company, or the sale or transfer of the Company’s capital stock where a group other than certain shareholders, as defined, secures a majority ownership position. The Company will account for the fair value of the warrant as additional purchase price when it becomes exercisable. The warrant expires ten years from the date of issuance.

Stock Option Plans

The Company maintains two stock option plans. The 2003 Share Purchase and Option Plan (“2003 Option Plan”) provides for the grant of options to purchase up to 70,000,000 shares of the Company’s ordinary shares. Under the 2003 Option Plan, restricted stock and options may be granted for the purchase of Class A-1 shares, Class A-2 shares, and Class L non-voting shares. The Second Amended and Restated 2004 Option Plan (“2004 Option Plan”) provides for the grant of options to purchase shares of up to 20,000,000 Class A-2 shares. As of December 31, 2011, 47,293,692 shares were available for future grant under the Company’s stock option plans.

The Company generally issues options at no less than fair market value with a four-year vesting period, and which expire seven years from the date of grant. Options issued under the 2004 Option Plan are not exercisable until the consummation of a liquidity event, defined as an initial public offering of the Company’s equity securities. Because the options are not exercisable until a liquidity event, as defined, the Company will record compensation expense at the time the liquidity event becomes probable. If the option holder terminates their employment from the Company prior to the option becoming exercisable, then under certain circumstances that are all within the Company’s control and outside of the control of the employee, the intrinsic value related to the vested options of the holder at the time of their termination will be paid to them in cash and accounted for by the Company as compensation expense at the time when such a liability becomes probable.

Pursuant to the Exchange Program dated March 8, 2010, the Company offered a voluntary stock option exchange program to its option holders giving them the right to tender certain outstanding stock options with an exercise price greater than the fair market value of those shares as of the exchange date to purchase class A-2 stock. In exchange for this tender, the holders would receive new stock options with an exercise price at current fair market value based upon a predetermined ratio. On March 29, 2010, the expiration date of the Company’s Exchange Program, option holders elected to exchange 1.7 million of existing options under the Exchange Program for the issuance of approximately 1.1 million new options at the then fair market value. The actual exchange occurred on April 2, 2010. These new options vest ratably over a minimum term of 24 months from the date of grant. The Company calculated the incremental share-based compensation for the exchange and is recognizing the additional expense over the vesting period.

Additionally, as previously discussed, on March 31, 2010 in connection with the consolidation of its equity structure, the Company mandatorily exchanged all outstanding B-2 and C-2 options for A-2 options at a ratio of 1:1 at prices higher than fair market value with no change to the vesting schedule of the original B-2 and C-2 options. There was no incremental stock-based compensation associated with this exchange.

The following table summarizes the different classes of shares or options exchanged and the shares or options received in return:

Class of Stock/Option Exchanged	Number of Shares/Options	Class of Stock/Options Received	Number of Shares/Options
(Share Consolidation)
Class B-1 outstanding shares	1,600,689	Fully vested options to purchase A-2 shares at an exercise price of $1.05	1,600,689
Class C-1 outstanding shares	1,556,989	Fully vested options to purchase A-2 shares at an exercise price of $1.05	1,556,989
Class B-2 outstanding shares	49,686	Class A-2 ordinary shares	49,686
Class C-2 outstanding shares	13,021	Class A-2 ordinary shares	13,021

(Exchange Program)
Class A-2 outstanding options with an exercise price greater than $1.05	1,669,234	Class A-2 outstanding options with an exercise price of $1.05	1,112,653
Class B-2 outstanding options with an exercise price greater than fair market value	2,268,930	Class A-2 outstanding options with an exercise price greater than fair market value	2,268,930
Class C-2 outstanding options with an exercise price greater than fair market value	2,268,930	Class A-2 outstanding options with an exercise price greater than fair market value	2,268,930

The following table summarizes the Company’s stock option activity under its two stock option plans during the year ended December 31, 2011:

	Number of Ordinary Shares Attributable to Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2010	33,422,402	$1.84	3.76	$16,607
Granted	3,507,435	2.71	—	—
Exercised	(1,772,709)	0.36	—	2,484
Cancelled	(6,738,664)	1.99	—	—

Outstanding as of December 31, 2011	28,418,464	$2.01	3.63	$30,018

Exercisable at December 31, 2011	12,785,469	$1.74	2.97	$15,447

Vested at December 31, 2011	22,026,236	$2.01	3.04	$23,968

Vested and expected to vest at December 31, 2011(2)	27,734,410	$2.00	3.57	$29,533

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s ordinary shares on December 31, 2011, or the date of exercise, as appropriate, and the exercise price of the underlying options.

(2)	This represents the number of vested options as of December 31, 2011, plus the number of unvested options expected to vest, based on the number of unvested options outstanding as of December 31, 2011, adjusted for the estimated annual forfeiture rate of 13%.

At December 31, 2011, the Company had ordinary shares reserved for future issuance as follows:

Ordinary Shares
Options to purchase ordinary shares outstanding	28,418,464
Options to purchase ordinary shares available for future issuance	47,293,692
Warrants	2,105,458

Total	77,817,614

The fair value of the Company’s ordinary shares is determined by the Company’s management and approved by the Board of Directors. In the absence of a public trading market for the Company’s stock, the Company’s management and Board of Directors consider objective and subjective factors in determining the fair value of the Company’s ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights, and voting control attributable to the Company’s then-outstanding stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company.

The Company generally uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

As there is no public market for its ordinary shares, the Company determined the volatility for options granted during 2011 and 2010 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method, as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends in the future on its ordinary shares; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate of 13%, 12% and 11% for the years ended December 31, 2011, 2010 and 2009, respectively in determining the expense recorded in the accompanying consolidated statements of income relating to the 2003 Option Plan. For options granted under the 2004 Option Plan, the Company has deferred recognition of compensation expense until a contingent liquidity event occurs, causing the options to become exercisable.

The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.40%	2.58%	1.79%
Expected volatility	48.8%	43.2%	45.0%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.98	$0.38	$0.57

A summary of the Company’s stock-based compensation expense follows (in thousands):

	Years Ended December 31
	2011	2010	2009
Stock options	$826	$818	$996
Stock options issued for B-1, B-2, C-1 and C-2 shares	—	1,048	—
Restricted shares	—	250	374

	$826	$2,116	$1,370

Stock-based compensation expense is reflected in costs and expenses during 2011, 2010 and 2009 as follows (in thousands):

	Years Ended December 31
(in thousands)	2011	2010	2009
Cost of services	$118	$63	$74
Research and development	56	75	354
Selling, general and administrative.	652	1,978	942

Total stock-based compensation expense	$826	$2,116	$1,370

As of December 31, 2011, there was $0.9 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 2.45 years. In addition, as of December 31, 2011, there was $8.9 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.

The Share Consolidation, which occurred in the first quarter of 2010, was accounted for as a modification of the share based payment awards. For those shares which were held by employees or former employees of the Company and exchanged pursuant to the Share Consolidation, these modifications were accounted for pursuant to ASC 718. Following ASC 718, the Company calculated the fair value of the new A-2 options and recorded that amount (approximately $1.1 million) as compensation expense in the first quarter of 2010. The full fair value of the new options was recognized as expense in the first quarter because the options received were fully vested on the date of grant and the value of the B and C shares exchanged was determined to be immaterial.

For those shares which were acquired and held by investors of the Company, the Company has recorded the fair value of the A-2 options granted (approximately $0.2 million) as a distribution to shareholders within equity and have not recorded compensation expense as these investors do not provide the Company with goods or services.

The Share Exchange, which occurred in the second quarter of 2010, was accounted for as a modification of the share based payment awards. As all of these shares were held by employees or former employees of the Company and exchanged pursuant to the Share Exchange, these modifications were accounted for pursuant to ASC 718. The Company has accounted for this modification in accordance with ASC 718 by calculating the difference between the fair value of the award under the modified terms on the modification date and the fair value of the original award on the modification date. The incremental compensation expense of approximately $0.8 million is being recognized over the remaining service period under the award or was recognized immediately, if no remaining service was required to be provided.

Notes Receivable for Purchase of Ordinary Shares

In connection with the Concerto Software, Inc. (“CSI”) acquisition in 2004, the Company issued 1,478,261 shares of Class L non-voting shares to certain former executives of the acquired entity who became officers of the Company, at a per share price of $1.35294, in exchange for notes receivable of $2.0 million. In September

2005, the Company repurchased the shares at a per share price of $2.42 for consideration totaling $3.6 million, comprised of the issuance of 1,478,261 Class A-2 shares valued at $0.79 per share for a total of $1.2 million and cash consideration of $2.4 million.

The notes are secured by the Class A-2 shares owned by the executives and become due in full upon the earlier to occur of the sale of the Company or any change in majority ownership of the Company, as defined. In the event of a mandatory prepayment, the Company has limited recourse on the notes in an amount equal to 61.76% of the aggregate original principal amount less any principal payments made to date, plus 100% of all accrued and unpaid interest. The notes bear interest at a rate of 4.94% per annum. The recourse nature of the interest on the notes has resulted in the awards being accounted for as fixed awards.

In connection with the Company’s debt refinancing in May 2010, the Company forgave $1.4 million of the notes outstanding for two executives in addition to $0.5 million of accrued interest receivable which together is reflected as an expense in general and administrative expenses in the consolidated statement of income. As of December 31, 2011 and 2010, $0.4 million of the notes remain outstanding with a former executive, which the Company intends to seek repayment.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. Comprehensive income is disclosed in the accompanying consolidated statements of shareholders’ deficit, and represents the Company’s net income plus other comprehensive income. Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments at December 31, 2011 and 2010.

NOTE 5—CASH

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. In 2011 and 2010, cash equivalents primarily consisted of amounts held in an overnight interest bearing investment account. The carrying value of these instruments approximates their fair value.

Restricted Cash

Restricted cash consists of interest-bearing deposit accounts which are restricted from use pursuant to certain letter of credit agreements. At December 31, 2011 and 2010, the Company has restricted cash of $3.1 million and $3.6 million, respectively, which is included within other current and long-term assets in the accompanying consolidated balance sheets.

NOTE 6—TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends, and changes in customer payment terms to evaluate the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts quarterly at a minimum. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote.

The Company records a provision for estimated sales returns and allowances on product and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, historical customer returns, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. During the years ended December 31, 2011 and 2010, the Company benefited from a provision release of $0.3 million and $3.0 million, respectively, as a result of unanticipated collections activity during the year on accounts that had been reserved for in prior years.

(in thousands)

	Beginning Balance	(Releases) Provisions	Utilization	Ending Balance
2011	$6,073	$(283)	$(2,384)	$3,406

2010	$12,821	$(3,046)	$(3,702)	$6,073

2009	$12,762	$3,159	$(3,100)	$12,821

NOTE 7—OTHER CURRENT ASSETS

Other current assets consist of (in thousands):

	As of December 31,
	2011	2010
Prepaid expenses	$11,751	$8,979
Other assets	13,044	9,959

Total	$24,795	$18,938

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation is computed once assets are placed into service, using the straight-line method over their estimated useful lives. For computer equipment and software and office equipment, the Company uses an estimated useful life of two to seven years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the assets.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment.

Property, plant, and equipment consist of (in thousands):

	As of December 31,
	2011	2010
Computer equipment and software	$52,518	$49,929
Office equipment	3,740	3,855
Leasehold improvements	15,384	15,436
Construction in progress	515	557

Total	72,157	69,777
Accumulated depreciation and amortization	(57,653)	(51,253)

Property and equipment, net	$14,504	$18,524

NOTE 9—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES

The Company reviews long-lived assets consisting of property, plant, and equipment, and certain definite-lived identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during 2011 or 2010.

The Company amortizes its intangible assets that have definite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit). The Company has determined that there is one reporting unit, and accordingly, utilizes a two-step process for impairment testing of goodwill. The first step screens for impairment at the reporting unit level to determine if the fair value of the reporting unit is less than the carrying amount. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and it is necessary to proceed to step two of the impairment analysis. In step two of the analysis, an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value is recorded should such a circumstance arise. The Company utilized a qualitative analysis in the first step of its impairment testing in 2011 to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying amount. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company’s cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment. In 2010, the Company used a quantitative analysis in the first step of its impairment testing. The Company performed its annual impairment test during the fourth quarter of each fiscal year and did not identify any indicators of impairment of goodwill in the three year period ended December 31, 2011.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2010	$631,943
Corsidian acquisition	10,226
Adjustments(1)	(1,564)
Foreign currency translation	328

Balance as of December 31, 2011	$640,933

(1)	The reduction to goodwill in fiscal 2011 results from certain income tax related adjustments in connection with finalizing estimates for purchase price allocation for acquisitions.

Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

	As of December 31, 2011				As of December 31, 2010
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 – 10	$235,029	$177,658	$57,371	$227,671	$149,372	$78,299
Developed technology	3 – 5	131,650	122,039	9,611	131,650	109,861	21,789
Trade names/trademarks	2 – 10	17,270	11,193	6,077	17,270	9,513	7,757
Non-competition agreements and leases	5 – 17	2,517	1,703	814	2,517	1,193	1,324

Total		$386,466	$312,593	$73,873	$379,108	$269,939	$109,169

Amortization expense was $42.7 million, $44.2 million and $44.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ending December 31
2012	36,212
2013	25,855
2014	4,141
2015	3,119
2016 and thereafter	4,546

Total	$73,873

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	As of December 31,
	2011	2010
Accrued compensation and related benefits	$21,497	$25,183
Accrued interest	11,596	8,785
Accrued sales and use taxes	10,774	8,710
Other accrued liabilities	31,650	28,064

Total	$75,517	$70,742

NOTE 11—FAIR VALUE

Fair Value of Financial Instruments

The Company has evaluated the estimated fair value of financial instruments using available market information and management estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

The fair value of the Company’s cash, cash equivalents, accounts receivable, and other current and non-current liabilities approximate their carrying amounts due to the relatively short maturity of these items. The Company has considered the trading activity for its debt, and determined that the fair market value of debt is equal to par at December 31, 2011 and 2010. The inputs into the determination of fair value require significant management judgment or estimation.

Fair value of Financial Assets and Liabilities

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents, investments, and derivative instruments) that have been classified as Level 1, 2, or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. The Company determines the fair value of these instruments by considering the estimated amount the Company would receive to terminate these agreements at the reporting date, and by taking into account current interest rates and the creditworthiness of the counterparty. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$141,339	$141,339	$—	$—
Interest rate cap	1	—	1	—

Liabilities
Accrued restructuring—facilities(1)	$357	—	$357	—

(1)	Measured on a non-recurring basis.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$86,370	$86,370	$—	$—
Interest rate cap	186	—	186	—

Liabilities
Accrued restructuring—facilities(1)	$839	—	$839	—

(1)	Measured on a non-recurring basis

During 2011 and in prior years, the Company recorded accruals associated with exiting all or portions of certain leased facilities. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on market conditions and quoted market prices for similar sublease arrangements.

NOTE 12—DEBT

Debt obligations consist of the following (in thousands):

	As of December 31,
	2011	2010
First lien credit facility, quarterly principal and interest payments at the greater of USD LIBOR or 1.75%, plus margin of 4.50%	491,250	496,250
Senior second lien notes, semiannual interest payments at 10.625%	295,000	300,000
Unsecured note payable to minority shareholder	3,433	4,897

Subtotal debt	789,683	801,147
Less—contractual current maturities	29,250	6,500

Total long-term borrowings	$760,433	$794,647

The Company has considered the trading activity for its debt and determined that the fair market value of debt is equal to par at both December 31, 2011 and 2010.

In May 2010, the Company refinanced its existing first and second lien credit facilities whereby the Company entered into a new first lien credit facility of $500 million and issued senior second lien notes of $300 million. The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. and each of its domestic subsidiaries. See Note 29 for Supplemental Guarantor Condensed Consolidating Financials.

The interest rate on the first lien credit facility is equal to the greater of one-year USD LIBOR or 1.75%, plus a margin of 4.50%. If the Company is able to achieve a certain Leverage Ratio as defined, the additional 4.50% of interest will be reduced by up to 0.25%. Since the inception of the first lien credit facility, LIBOR has remained below 1.75% and the Company has not achieved the Leverage Ratio’s required for a reduction in the additional rate, resulting in an interest rate of 6.25%. Principal payments of $1.25 million are due quarterly until the final principal payment of the then outstanding principal which is due in May 2016. In the event of a prepayment of principal, the required quarterly principal payments for the year following the voluntary payment are not required to the extent that the voluntary payment affords, and to the extent that the prepayment exceeds the following year’s required principal payments, the residual amount is ratably allotted to subsequent scheduled principal payments.

Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement, in addition to a percentage of the Company’s annual excess cash flow, as defined. The percentage is determined based on the Company’s leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, the Company calculated a mandatory prepayment of approximately $27 million due in April 2012, which is included in current portion of long-term debt.

The new senior second lien notes require semiannual interest payments fixed at 10.625%. The entire principal amount is due at maturity of the loan in May 2017.

Additionally, during May 2010, the Company entered into a new $30.0 million revolving credit line, with certain of the first lien creditors that bears interest at USD LIBOR plus a margin of 4.5%. As of December 31, 2011 and 2010, there were no borrowings under the new revolving credit line. There was a standby letter of credit outstanding of $0.1 million at December 31, 2010. There were no standby letters of credit outstanding at December 31, 2011.

In connection with the Company’s acquisition of Quilogy, the Company assumed a $6.5 million unsecured note with one of the Company’s minority shareholders. The note does not bear interest, however the Company is calculating interest using the effective interest method over the life of the note. During the first quarter of 2010, the minority shareholder forgave $1.5 million of the note provided that the funds be invested in the Company’s marketing activities under a pre-existing Collaboration Agreement (Note 24) over a one year period. The Company amortized this deemed cost reimbursement ratably over this period. In April 2011, the Company made a principal payment of $1.5 million. The remaining $3.5 million of principal is due in installments of $1.0 million in April 2012 and $2.5 million in April 2014.

In connection with the issuance of the new credit facility, notes, and the revolving credit line the Company incurred debt financing costs of $23.5 million, consisting of lenders fees of $21.1 million and third party fees of $2.4 million. The third party fees include legal, rating agency, accounting services, audit and printing fees. The Company accounted for the debt fees in accordance with ASC 470-50-05 Debt Modifications and Extinguishments (formerly Emerging Issues Task Force No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments) based on whether the debt instruments at the level of each lender are determined to be a new debt instrument, a modification of the existing debt instrument, or an extinguishment of the existing debt instrument, including the revolver. The determination of the amounts related to the new credit facility, notes and revolver as either new, modification, or extinguishment along with the accounting for the allocated lender and third party costs are summarized below (in thousands):

Classification	Amount Of Debt	Lender’s Fees		Third Party Fees
		Capitalized	Expensed	Capitalized	Expensed
Modification of existing debt instrument	$269,863	$5,969	$—	$—	$664
Extinguishment of existing debt instrument	89,012	—	914	118	—
New debt instrument	441,125	13,117	—	1,580	—
Revolving credit line	—	1,050	—	85	—

Total	$800,000	$20,136	$914	$1,783	$664

The Company capitalized $20.1 million in lenders fees and $1.8 million in third party expenses as deferred financing costs associated with the refinancing and is amortizing these costs to interest expense over the term of the loans using the effective interest method. Debt financing costs of $2.3 million relating to the original credit facilities remain capitalized and are being amortized to interest expense over the term of the loans using the effective interest method. See Note 13 for the components of interest expense for the three year period ending December 31, 2011.

Future minimum contractual principal payment obligations due per the Company’s debt obligations are as follows (in thousands):

Years Ending December 31
2012	$29,250
2013	—
2014	2,500
2015	—
2016 and thereafter	758,000

Total	$789,750

The Company’s credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. As of December 31, 2011, the Company has reviewed its compliance with respect to the applicable financial covenants, and has determined that the Company is in compliance with all financial covenants. Based on the Company’s annual operating plan for 2012, the Company believes that it will be in compliance with the financial covenants during 2012. If the Company is unable to maintain compliance with such covenants and the lenders do not waive the event of non-compliance, the lenders may accelerate payment of the debt.

Additionally, the Company has customary representations, registration and reporting requirements for the senior second lien notes. As part of the registration requirements, the Company exchanged the notes for a new issue of debt securities registered under the Securities and Exchange Act.

NOTE 13—INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net consists of the following (in thousands):

	Years Ended December 31
	2011	2010	2009
Original first lien credit facility (2006)	$—	$(4,576)	$(19,007)
Original second lien credit facility (2006)	—	(9,854)	(30,573)
New first lien credit facility (2010)	(31,326)	(20,686)	—
New Senior second lien notes (2010)	(31,710)	(20,718)	—
Revolving credit line	(231)	(241)	(257)
Impact of interest rate hedging agreements	(185)	33	(6,758)
Amortization of deferred financing cost	(4,141)	(6,082)	(5,224)
Write-off of deferred financing costs	—	(5,243)	—
Other	(289)	(520)	(538)

Total interest expense	(67,882)	(67,887)	(62,357)
Gains/(losses) on foreign exchange	1,184	(1,257)	(5,247)
Other income (expense)(1)	598	(705)	1,470

	$(66,100)	$(69,849)	$(66,134)

(1)	During the year ended December 31, 2009, the Company received a settlement of approximately $1.5 million from a former service provider related to interest on an escrow account.

NOTE 14—DERIVATIVES

The old credit facility lenders required the Company to enter into hedge agreements during the initial three years of the term debt for a minimum of 50% of the aggregate amount of the issued debt as a means of reducing the Company’s interest rate exposure. This minimum hedge requirement lapsed during the second quarter of 2009. Prior to the second quarter of 2009, the Company entered into various hedging agreements, including interest rate swap agreements, interest rate cap agreements, and an interest rate collar agreement. The agreements involved the exchange of rates based on LIBOR for amounts based on a fixed, capped, or collared interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments were based. After the hedging requirements lapsed during 2009, the Company did not enter into any new hedging arrangements, and as of December 31, 2009, the Company had no hedging instruments outstanding.

In 2009, The Company’s interest rate swap agreement and the interest rate collar agreement were accounted for as cash flow hedges. Since the Company’s debt agreements allow for prepayment of the debt without penalty and the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship did not qualify for the use of the shortcut method. Therefore, the effectiveness of the hedging relationship was assessed at the end of each financial reporting period during the life of the hedge by comparing whether the critical terms of the hedge continued to match the terms of the underlying debt. Under this approach, the Company exactly matched the terms of the interest rate swaps and collar to the terms of the underlying debt and, therefore, assumed 100% hedge effectiveness with no formal ongoing measurement of ineffectiveness. As a result, changes in fair value of the derivatives were recorded as an asset or liability with an offsetting amount recorded to accumulated other comprehensive loss in shareholder’s deficit, net of taxes.

The new first lien credit facility requires that the Company enter into one or more hedge instrument agreements for a minimum period of three years on fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a two year LIBOR interest rate cap at 5% in the third quarter of 2010. The Company will satisfy the requirement for the third year prior to November 7, 2012.

The interest rate cap does not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the consolidated statements of income. The Company utilizes observable inputs to determine the fair value of its interest rate cap and has recorded a loss of approximately $0.2 million during the year ended December 31, 2011 and a gain of approximately thirty-three thousand dollars during the year ended December 31, 2010.

Derivatives held by the Company as of December 31, 2011 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	September 3, 2010	5.0%	$1

NOTE 15—PRODUCT WARRANTIES

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale, and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. Accrued warranty costs as of December 31, 2011 and December 31, 2010 are not material.

NOTE 16—OTHER COSTS

Shipping and Handling Costs

Costs incurred for shipping and handling are included in cost of revenue at the time related sales are recognized. Amounts billed to customers for shipping and handling fees are reported as revenue.

Reimbursed Out-of-Pocket Expenses

The Company included reimbursable out-of-pocket expenses in service revenue and cost of service revenue.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established upon completion of a working model. Any additional costs are capitalized upon the establishment of technological feasibility. As the period between the time the Company establishes the technological feasibility and the first customer shipment is short, no costs related to internally developed software for sale to others have been capitalized to date.

Advertising Expenses

All advertising costs are expensed as incurred. Advertising costs were $0.5 million, $0.6 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 17—FOREIGN CURRENCY TRANSLATIONS AND FOREIGN CURRENCY EXCHANGE TRANSACTIONS

The reporting currency of the Company is the U.S. dollar. All assets and liabilities of the Company’s foreign subsidiaries whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of shareholders’ deficit. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to accumulated other comprehensive loss as a separate component of shareholders’ deficit. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.

NOTE 18—CONCENTRATIONS OF RISKS

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable. No single customer accounted for 10% or more of accounts receivable at December 31, 2011 and 2010 or net revenues for the three years in the period ended December 31, 2011.

The Company has outsourced certain of its manufacturing capabilities to third parties, and relies on those suppliers to order components; build, configure, and test systems and subassemblies; and ship products to meet customers’ delivery requirements in a timely manner. Failure to ship product on time or failure to meet the Company’s quality standards would result in delays to customers, customer dissatisfaction, or cancellation of customer orders.

NOTE 19—INCOME TAXES

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.

Under ASC 740, the Company can only recognize a deferred tax asset for the future benefit of its tax loss, tax credit carryforwards and cumulative temporary differences to the extent that it is more likely than not that these assets will be realized. In determining the realizability of these assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.

Income before income taxes consists of the following:

	Years ended December 31,
(in thousands)	2011	2010	2009
Domestic	$3,290	$1,536	$19,952
Foreign	40,134	35,147	19,192

Total income before income taxes	$43,424	$36,683	$39,144

Significant components of the Company’s provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Current federal	$10,116	$29,229	$27,314
Current state	2,877	2,203	3,049
Current foreign	946	367	6,763

	$13,939	$31,799	$37,126

Deferred federal	$(7,454)	$(16,266)	$(5,453)
Deferred state	(1,248)	(1,355)	(1,984)
Deferred foreign	(938)	1,269	(6,745)

	$(9,640)	$(16,352)	$(14,182)

Total provision	4,299	$15,447	$22,944

A reconciliation of the Company’s provision for income taxes as compared to the provision for income taxes calculated using the federal statutory rate is as follows:

	As of December 31,
(in thousands)	2011	2010	2009
Tax provision at statutory rates	$15,198	$12,839	$13,700
State tax provision (benefit), net of federal benefit	(314)	445	(239)
Domestic manufacturing deduction	(1,891)	(2,660)	(1,225)
Foreign tax credits	(2,228)	(1,898)	—
Other permanent differences	694	721	190
Credits	(463)	(594)	—
Foreign tax rate differential	(6,217)	111	869
Foreign debt forgiveness	—	—	3,294
Other Foreign differences	(414)	777	172
Foreign refunds	—	—	(1,145)
Other	302	—	—
Foreign branch & other taxes	—	1,031	706
Change in unrecognized tax benefits	(368)	4,675	6,622

Tax provision	$4,299	$15,447	$22,944

We have approximately $41.6 million of undistributed foreign earnings which we intend to permanently invest in our foreign operations and for which U.S. income taxes have not been provided at December 31, 2011. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards and credits	$8,293	$8,208
Accrued expenses and reserves	9,709	11,629
Prepayment of buy-in royalty	2,713	—
Stock-based compensation	2,001	2,090
Other deferred tax assets	5,355	5,496

	28,071	27,423
Valuation allowance	(2,683)	(1,165)

Deferred tax assets	25,388	26,258

Deferred tax liabilities:
Acquired intangible assets	(27,285)	(40,922)
Stock option buyouts related to mergers	(11,129)	(11,116)
Transaction costs	(7,752)	(4,411)
Unrealized foreign exchange gains	(3,090)	(143)
Other deferred tax liabilities	(1,707)	(1,925)

Deferred tax liabilities	$(50,963)	$(58,517)

Net deferred tax liabilities	$(25,575)	$(32,259)

At December 31, 2011 the Company had available, subject to review and possible adjustment, federal, state and foreign net operating loss carryforwards of approximately $78.6 million to be used to offset future taxable income. The majority of these net operating loss carryforwards will expire at various dates through 2028. Additionally, the Company has recorded at December 31, 2011 approximately $3.3 million of credit carryforwards that will expire through 2026. However, the Company’s ability to utilize net operating loss and credit carryforwards may be limited by Internal Revenue Code Section 382.

Effective January 1, 2009, the Company adopted ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and provides a model for recognizing and measuring, in the financial statements, positions taken or expected to be taken in a tax return. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company classifies its unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The following table reconciles the change in our gross unrecognized tax benefits for the years ended December 31, 2011 and December 31, 2010. The amounts presented do not include interest:

	December 31,
(in thousands)	2011	2010
Gross unrecognized tax benefits as of January 1	$31,199	$35,559
Increases related to tax positions from prior fiscal years	—	2,729
Decreases related to tax positions from prior fiscal years	—	(7,659)
Increases related to tax positions taken during current fiscal year	1,865	4,489
Settlements with tax authorities	(7,079)	—
Lapse of statutes of limitations	(212)	(1,791)
Adjustment to prior year	10	(2,128)

Total gross unrecognized tax benefits	$25,783	$31,199

As of December 31, 2011 and December 31, 2010, the Company has accrued reserves for unrecognized tax benefits including interest of $32.9 and $33.8 million, respectively, all of which would affect the effective tax rate if recognized. Included in the accrued reserves at December 31, 2011 are unrecognized tax benefits of $9.5 million including interest that is not related to income taxes and which are not included in the tabular rollforward above. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and December 31, 2010, the Company had accrued approximately $7.4 and $4.6 million, respectively, for potential interest and penalties related to uncertain tax positions. The Company does not believe that it is reasonably possible that the gross unrecognized tax benefit balance would materially change within twelve months of the reporting date.

The Internal Revenue Service (“IRS”) recently completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications. The Company contested the assessment at the IRS Office of Appeals and reached a final settlement with the IRS pending issuance of the final written agreement. As a result of this settlement, the company reversed all ASC 740-10 reserves related to the settled issues totaling $13.0 million, including interest and penalties. Of the $13.0 million of reserves released, a provision benefit of $2.6 million was recorded, a total tax liability of $6.8 million was accrued and the remaining balance was reclassified to deferred taxes.

The tax years 2006 and forward remain open to examination by taxing authorities around the world.

NOTE 20—COMMITMENTS

Operating Leases

The Company leases certain of its facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments under such operating leases, which include rent payments on the unoccupied facilities and are included as a component of the restructuring accrual as of December 31, 2011, are as follows (in thousands):

Years ended December 31,	Operating
2012	8,923
2013	7,170
2014	6,589
2015	6,185
2016 and thereafter	14,851

Total future minimum lease payments	$43,718

In February 2012, the Company signed an amended lease agreement for the UK office that accelerated the termination date from 2023 to 2018 and reduced the aggregate lease payment obligations by approximately $11.0 million.

Rent expense incurred under the operating leases was approximately $8.3 million, $8.9 million and $8.6 million in 2011, 2010 and 2009, respectively.

Non-Cancelable Commitments

As of December 31, 2011, the Company had a non-cancelable telecommunication agreement of $1.3 million payable in 2012.

NOTE 21—RESTRUCTURING

During 2011, 2010 and 2009, the Company recorded restructuring provisions related to the relocation, consolidation and subsequent abandonment of certain facility leases, as well as costs associated with the relocation and reduction of the Company’s workforce. In 2009, the Company abandoned a facility and took further actions to reduce its work force on a global, cross-functional, and targeted basis to afford further investment in the Company’s growth products (Unified IP and Workforce Optimization) as well as to achieve profitability targets. The actions were communicated in 2009, with all severance payments made by the end of calendar 2010. In addition, during 2010 the Company abandoned certain leases and reduced its workforce as the Company integrated the Quilogy acquisition. In addition, the Company established a presence in Ireland for operations as well as certain back office functions which resulted in employee related restructuring costs during 2010 and in the first half of 2011. In the first quarter of 2011, the Company realigned its headcount profile in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees in the first quarter of 2011. The Company expects all severance payments to be made within the next 12 months.

Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2009	$2,586	$2,160	$4,746
Provisions	623	67	690
Interest accretion	—	99	99
Payments	(1,608)	(1,487)	(3,095)

Balance at December 31, 2010	1,601	839	2,440
Provisions	2,578	17	2,595
Interest accretion	—	40	40
Payments	(3,381)	(539)	(3,920)

Balance at December 31, 2011	$798	$357	$1,155

The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.

NOTE 22—EMPLOYEE BENEFIT PLAN

The Company has a qualified contributory retirement plan (the “Aspect Software, Inc. 401(k) Retirement Plan” or the “Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the Code). The Plan covers all Company employees who are at least 21 years of age and located within the United States. Employees may elect to contribute a portion of their total eligible compensation, subject to the Code’s limitations.

The Company provides for matching contributions subject to the discretion and approval of the Board of Directors. The Company made matching contributions of $3.1 million and $2.3 million during 2011 and 2010 respectively. The Company did not make matching contributions in 2009.

NOTE 23—CONTINGENCIES

Litigation

The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial condition of the Company based on the nature and status of proceedings at this time.

In January 2008, the Company filed an action in state court in Massachusetts against Kenexa Technology, Inc. (“Kenexa”) alleging fraudulent misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of Mass. Gen. Laws ch. 93A, in each case in connection with a 2007 agreement pursuant to which Kenexa agreed to provide outsourced employee recruiting and processing. In May 2010, a jury trial resulted in a verdict totaling approximately $0.8 million for Kenexa, of which approximately $0.4 million was paid in July 2010. The court denied the Company’s 93A claims in January 2011, and it ruled in February 2011 that the Company must pay Kenexa approximately $1.7 million in attorney fees, interest and costs which is included in accrued expenses at December 31, 2010. For the year ended December 31, 2010, the Company recorded approximately $1.8 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. The parties settled this litigation during the year ended December 31, 2011 for an amount that did not materially differ from the Company’s accrual.

In May 2009, the Company was sued in Minnesota by a former sales representative of the Company, Automated Telemarketing Services, Inc. (“ATS”) for alleged claims of breach of contract, breach of covenant of good faith, and tortious interference with contract. In April 2011, a jury trial resulted in a verdict totaling approximately $1.7 million in damages plus interest in favor of ATS. The parties subsequently settled this litigation for $1.7 million, which is recorded in general and administrative expenses for the year ended December 31, 2011.

The Company is not currently party to any other material legal proceedings. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.

Indemnifications

Certain guarantees must be recorded at fair value as opposed to the previous practice of recording a liability only when a loss is probable and reasonably estimable. In addition, disclosure is required by a guarantor even when the likelihood of making any payments under the guarantee is remote.

The Company has agreed to indemnification provisions in certain of its agreements with customers and its leases of real estate in the ordinary course of its business.

With respect to customer agreements, these provisions may obligate the Company to indemnify and hold harmless the customer against losses, expenses, liabilities, and damages that are awarded against the customer in the event the Company’s products or services infringe upon a patent or other intellectual property right of a third party, in the event the customer’s confidential information is misused, or in other circumstances. The customer agreements may limit the scope of and remedies for such indemnification obligations in certain respects, including, but not limited to, geographical limitations and the right to replace or modify an infringing product or service. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of these agreements.

With respect to real estate leases, these indemnification provisions typically apply to claims asserted against the landlord by a third party relating to personal injury and property damage occurring at the leased premises or to certain breaches of the Company’s contractual obligations. The term of these indemnification provisions generally survive the termination of the lease, although the exposure is greatest during the lease term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has purchased insurance that reduces the amount of such exposure for landlord indemnifications.

The Company has never paid any material amounts to defend lawsuits or settle claims related to these landlord indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

NOTE 24—COLLABORATION AGREEMENT

During the year ended December 31, 2010, the Company completed its research and development efforts under the Technical and Business Collaboration Agreement (“Collaboration Agreement”), which was entered with Microsoft on March 17, 2008 to develop, market, sell, service, and support a joint solution. The Company recorded sales and marketing reimbursements of $0.4 million during the year ended December 31, 2011 under the Collaboration Agreement. The Company recorded research and development reimbursements of $2.9 million and sales and marketing reimbursements of $0.8 million during the year ended December 31, 2010. The Company recorded research and development reimbursements of $2.9 million and sales and marketing reimbursements of $3.3 million during the year ended December 31, 2009.

NOTE 25—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees from its majority shareholder totaling $2.0 million for each of the three years in the period ended December 31, 2011. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of income, with a related accrued expense amount of $0.5 million and $1.0 million as of December 31, 2011 and December 31, 2010, respectively. Additionally, the majority shareholder received stock options during the year ended December 31, 2010 in connection with the aforementioned equity consolidation.

The Company invoiced a minority shareholder $0.4 million and $1.8 million during the years ended December 31, 2011 and 2010, respectively for product and services provided to the minority shareholder. Additionally, the minority shareholder forgave approximately $1.5 million of debt assumed by the Company in the acquisition of Quilogy, during the year ended December 31, 2010. The minority shareholder stipulated that the forgiven amount be allocated to marketing activities over the following year. The Company recognized this amount ratably as an offset to marketing expenses in the consolidated statements of income during 2011 and 2010.

On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing and held this position through June 30, 2011. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that provides consulting services to the Company. The Company paid $1.0 million and $1.4 million to LEC Ltd. during Ms. Cairns’ tenure in 2011 and 2010, respectively.

As of December 31, 2011 and 2010, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid $5.5 million and $4.7 million of interest expense during the years ended December 31, 2011 and 2010, respectively.

NOTE 26—SEGMENT REPORTING

The method for determining what information to report is based on management’s organization of segments within the Company for making operating decisions and assessing financial performance. Segment reporting requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer, or CEO. The Company’s CEO reviews the Company’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, the Company markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following tables present a summary of net revenues by geography (in thousands):

	Years Ended December 31
	2011	2010	2009
Americas:
United States	$327,833	$332,956	$305,935
Other Americas	27,388	23,516	19,866

Total Americas	355,221	356,472	325,801

Europe and Africa:
United Kingdom	73,496	69,641	68,512
Rest of Europe and Africa	41,903	37,967	47,458

Total Europe and Africa	115,399	107,608	115,970

Asia Pacific (including Middle East)	44,980	42,703	36,643

Total net revenues	$515,600	$506,783	$478,414

The following tables present a summary of long-lived assets, net by geography (in thousands):

	Years Ended December 31
	2011	2010
Americas:
United States	$728,405	$778,555
Other Americas	24,210	196

Total Americas	752,615	778,751

Europe and Africa	995	3,193
Asia Pacific (including Middle East)	2,145	2,588

Total long-lived assets, net	$755,755	$784,532

NOTE 27—SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenue	$124,810	$133,129	$133,238	$124,423
Gross profit	74,397	80,899	79,800	74,123
Income from operations	23,504	29,244	30,871	25,905
Net income	5,343	9,718	10,329	13,735
2010:
Revenue	$119,557	$125,299	$127,148	$134,779
Gross profit	70,313	76,062	76,617	83,934
Income from operations	21,904	23,197	30,236	31,195
Net income	6,922	1,060	5,601	7,653

NOTE 28—SUBSEQUENT EVENTS

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to the certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required and no other items warranted disclosure.

As discussed in Note 20, in February 2012, the Company signed an amended lease agreement for the UK office that accelerated the termination date from 2023 to 2018 and reduced the aggregate lease payment obligations by approximately $11.0 million. The Company successfully negotiated a reduction in the term by agreeing to forego its option of cancelling the lease agreement in May 2013, which averted a required lease break clause payment upon the exercise of this option as well as the cost to relocate to another facility.

NOTE 29—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of December 31, 2011 and 2010 and for the year ended December 31, 2011, 2010 and 2009.

Supplemental Condensed Consolidating Balance Sheet

December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$57,758	$82,055	$—	$141,339
Accounts receivable, net	—	43,926	36,601	(21,003)	59,524
Deferred tax assets	—	10,367	1,530	—	11,897
Other current assets	—	18,207	6,588	—	24,795

Total current assets	1,526	130,258	126,774	(21,003)	237,555

Property, plant, and equipment, net	—	12,002	2,502	—	14,504
Intangible assets, net	—	66,586	7,287	—	73,873
Goodwill	—	630,800	10,133	—	640,933
Investment in subsidiaries	(56,945)	74,294	—	(17,349)	—
Other assets	197	17,753	8,495	—	26,445

Total assets	$(55,222)	$931,693	$155,191	$(38,352)	$993,310

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,247	$8,721	$27,109	$(21,003)	$17,074
Current portion of long-term debt	—	29,250	—	—	29,250
Accrued liabilities	—	60,063	15,454	—	75,517
Deferred revenues	—	63,156	18,418	—	81,574

Total current liabilities	2,247	161,190	60,981	(21,003)	203,415

Deferred tax liabilities	—	34,728	3,576	—	38,304
Long-term deferred revenue	—	8,582	1,561	—	10,143
Long-term debt	—	760,433	—	—	760,433
Other long-term liabilities	—	23,705	14,779	—	38,484

Total liabilities	2,247	988,638	80,897	(21,003)	1,050,779
Total shareholders’ equity (deficit)	(57,469)	(56,945)	74,294	(17,349)	(57,469)

Total liabilities and shareholders’ equity (deficit)	$(55,222)	$931,693	$155,191	$(38,352)	$993,310

Supplemental Condensed Consolidating Balance Sheet

December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$20,433	$64,411	$—	$86,370
Accounts receivable, net	—	68,657	34,400	(22,670)	80,387
Deferred tax assets	—	13,715	803	—	14,518
Other current assets	—	13,650	5,288	—	18,938

Total current assets	1,526	116,455	104,902	(22,670)	200,213

Property, plant, and equipment, net	—	15,734	2,790	—	18,524
Intangible assets, net	—	108,520	649	—	109,169
Goodwill	—	630,800	1,143	—	631,943
Investment in subsidiaries	(95,409)	44,223	—	51,186	—
Other assets	168	23,333	1,395	—	24,896

Total assets	$(93,715)	$939,065	$110,879	$28,516	$984,745

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$341	$19,752	$24,049	$(22,670)	$21,472
Current portion of long-term debt	—	6,500	—	—	6,500
Accrued liabilities	—	57,608	13,134	—	70,742
Deferred revenues	—	65,007	23,319	—	88,326

Total current liabilities	341	148,867	60,502	(22,670)	187,040

Deferred tax liabilities	—	46,777	—	—	46,777
Long-term deferred revenue	—	8,302	964	—	9,266
Long-term debt	—	794,647	—	—	794,647
Other long-term liabilities	—	35,881	5,190	—	41,071

Total liabilities	341	1,034,474	66,656	(22,670)	1,078,801
Total shareholders’ equity (deficit)	(94,056)	(95,409)	44,223	51,186	(94,056)

Total liabilities and shareholders’ equity (deficit)	$(93,715)	$939,065	$110,879	$28,516	$984,745

Supplemental Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$367,501	$174,983	$(26,884)	$515,600
Cost of revenues	—	159,869	73,396	(26,884)	206,381

Gross profit	—	207,632	101,587	—	309,219
Operating expenses:
Research and development	—	33,759	4,775	—	38,534
Selling, general and administrative	1,094	79,713	47,244	—	128,051
Amortization expense for acquired intangible assets	—	29,972	543	—	30,515
Restructuring charges	—	1,465	1,130	—	2,595

Total operating expenses	1,094	144,909	53,692	—	199,695

Income (loss) from operations	(1,094)	62,723	47,895	—	109,524
Interest and other (expense) income, net	30	(60,528)	(5,602)	—	(66,100)

Income (loss) before income taxes	(1,064)	2,195	42,293	—	43,424
Provision for (benefit from) income taxes	—	4,291	8	—	4,299
Equity in earnings of subsidiaries	40,189	42,285	—	(82,474)	—

Net income (loss)	$39,125	$40,189	$42,285	$(82,474)	$39,125

Supplemental Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$375,667	$150,759	$(19,643)	$506,783
Cost of revenues	—	158,403	61,097	(19,643)	199,857

Gross profit	—	217,264	89,662	—	306,926
Operating expenses:
Research and development	—	40,993	5,776	—	46,769
Selling, general and administrative	805	90,961	31,597	—	123,363
Amortization expense for acquired intangible assets	—	29,572	—	—	29,572
Restructuring charges	—	300	390	—	690

Total operating expenses	805	161,826	37,763	—	200,394

Income (loss) from operations	(805)	55,438	51,899	—	106,532
Interest and other (expense) income, net	28	(53,545)	(16,332)	—	(69,849)

Income (loss) before income taxes	(777)	1,893	35,567	—	36,683
Provision for (benefit from) income taxes	—	15,791	(344)	—	15,447
Equity in earnings of subsidiaries	22,013	35,911	—	(57,924)	—

Net income (loss)	$21,236	$22,013	$35,911	$(57,924)	$21,236

Supplemental Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

(in thousands)	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$341,013	$158,894	$(21,493)	$478,414
Cost of revenues	—	138,903	63,672	(21,493)	181,082

Gross profit	—	202,110	95,222	—	297,332
Operating expenses:
Research and development	—	40,069	4,369	—	44,438
Selling, general and administrative	—	77,947	35,837	—	113,784
Amortization expense for acquired intangible assets	—	28,563	—	—	28,563
Restructuring charges	—	3,172	2,097	—	5,269

Total operating expenses	—	149,751	42,303	—	192,054

Income from operations	—	52,359	52,919	—	105,278
Interest and other (expense) income, net	158	(33,530)	(32,762)	—	(66,134)

Income before income taxes	158	18,829	20,157	—	39,144
Provision for (benefit from) income taxes	—	24,413	(1,469)	—	22,944
Equity in earnings in subsidiaries	16,042	21,626	—	(37,668)	—

Net income (loss)	$16,200	$16,042	$21,626	$(37,668)	$16,200

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(113)	$42,162	$45,441	$—	$87,490

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(12,865)	—	(12,865)
Purchases of property and equipment	—	(3,135)	(1,203)	—	(4,338)

Net cash used in investing activities	—	(3,135)	(14,068)	—	(17,203)

Financing activities:
Repayment of borrowings	—	(11,500)	—	—	(11,500)
Sales of subsidiaries	—	9,798	(9,798)	—	—
Tax benefit from stock plans	926	—	—	—	926
Repurchase of common stock	(820)	—	—	—	(820)
Proceeds received from issuance of ordinary shares	7	—	—	—	7

Net cash provided by (used in) financing activities	113	(1,702)	(9,798)	—	(11,387)
Effect of exchange rate changes on cash	—	—	(3,931)	—	(3,931)

Net change in cash and cash equivalents	—	37,325	17,644	—	54,969
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$57,758	$82,055	$—	$141,339

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$12	$38,523	$38,140	$—	$76,675

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)	—	—	(8,172)
Purchases of property and equipment	—	(5,302)	(1,310)	—	(6,612)

Net cash used in investing activities	—	(13,474)	(1.310)	—	(14,784)

Financing activities:
Borrowings under long-term debt	—	800,000	—	—	800,000
Repayment of borrowings under long-term debt	—	(804,250)	—	—	(804,250)
Debt issuance costs in connection with borrowings	—	(23,530)	—	—	(23,530)
Capital contribution	(5,000)	5,000	—	—	—
Tax provision from stock plans	(43)	—	—	—	(43)
Proceeds received from issuance of ordinary shares	20	—	—	—	20

Net cash used in financing activities	(5,023)	(22,780)	—	—	(27,803)
Effect of exchange rate changes on cash	—	—	981	—	981

Net change in cash and cash equivalents	(5,011)	2,269	37,811	—	35,069
Cash and cash equivalents:
Beginning of period	6,537	18,164	26,600	—	51,301

End of period	$1,526	$20,433	$64,411	$—	$86,370

Supplemental Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent	Issuer \ Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(67)	$81,555	$41,362	$—	$122,850

Investing activities:
Purchases of property and equipment	—	(4,149)	(2,605)	—	(6,754)

Net cash used in investing activities	—	(4,149)	(2,605)	—	(6,754)
Financing activities:
Repayment of borrowings under long-term debt	—	(150,000)	—	—	(150,000)
Dividend received (paid)	—	29,956	(29,956)	—	—
Capital contribution	(1,600)	1,600	—	—	—
Tax benefit from stock plans	34	—	—	—	34
Proceeds received from issuance of ordinary shares	33	—	—	—	33

Net cash used in financing activities	(1,533)	(118,444)	(29,956)	—	(149,933)
Effect of exchange rate changes on cash	—	—	2,164	—	2,164

Net change in cash and cash equivalents	(1,600)	(41,038)	10,965	—	(31,673)
Cash and cash equivalents:
Beginning of period	8,137	59,202	15,635	—	82,974

End of period	$6,537	$18,164	$26,600	$—	$51,301

Item 9. Changes in and disagreements with accountants on accountant and financial disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls: Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Below is a list of the names and ages of our managers, executive officers and key employees and a brief account of their business experience.

Name	Age	Position
James D. Foy	64	President, Chief Executive Officer and Director
Michael J. Provenzano III	42	Executive Vice President, Finance and Chief Financial Officer
Michael Sheridan	50	Executive Vice President, Worldwide Sales
Jamie Ryan	53	Senior Vice President, Information Technology and Chief Information Officer
David Reibel	48	Senior Vice President and General Counsel
Michael Regan	49	Senior Vice President of Engineering and Technology
Gwen Braygreen	44	Senior Vice President of Aspect Technical Service
Nancy Dobrozdravic	54	Vice President, Marketing
Manish Chandak	41	Vice President, Professional Services
Prescott Ashe	44	Director
David Dominik	55	Director
Fredric Harman	51	Director
Rajeev Amara	35	Director

James D. Foy has served as our President, Chief Executive Officer (“CEO”) and a member of our board of directors since 2001. From 2000 to 2001, Mr. Foy served as president of Informix Software, a global enterprise software company with more than $750 million in revenue. From 1994 to 2000 Mr. Foy served in various executive positions at VMark Software, which became Ardent Software in 1997. From 1991 to 1994, Mr. Foy was the founder, president and CEO of Constellation Software. From 1982 to 1994, Mr. Foy was director of research and Development at Prime Computer. While at Prime, he was also a member of the board of directors of X/Open and Unix International. Mr. Foy has received numerous industry accolades, which include being named CEO of the Year for the contact center industry by Frost & Sullivan in 2005,the Ernst & Young Entrepreneur of the Year® award in 2006 in the software category in New England and a lifetime achievement award from by Technology Marketing Corporation (“TMC”). In total, Mr. Foy has over three decades of software industry experience. As a result of these and other professional experiences, Mr. Foy possesses particular knowledge and experience in the software, telecommunications and technology industries; strategic planning and leadership of complex organizations; and leadership of complex organizations that strengthen the board’s collective qualifications, skills and experience.

Michael J. Provenzano III has served as our Executive Vice President of Finance and Chief Financial Officer (“CFO”) since September 2005, prior to that he served as our Vice President of Finance & Chief Financial Officer since July 2000 and served as our Corporate Controller from 1999 to June 2000. Prior to joining our company, Mr. Provenzano worked at Arthur Andersen LLP as an audit manager in the high technology practice. In 2009, Mr. Provenzano was named CFO of the Year for large private companies by the Boston Business Journal. In 2005, Mr. Provenzano was named a “40 Under 40” business leader to watch in the Greater Boston region by the Boston Business Journal. Mr. Provenzano is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants. He graduated magna cum laude with a Bachelors of Science degree in Business Administration from Merrimack College in North Andover, Massachusetts. Mr. Provenzano has nearly twenty years of software and high-tech experience.

Michael Sheridan has served as our Executive Vice President of Worldwide Sales since July 2009. He served as our senior vice president of strategy and marketing from September 2005 to July 2009. From September 2004 to September 2005, Mr. Sheridan was vice president of marketing at Concerto Software. From May 2001 to

September 2004, Mr. Sheridan was director of global strategy and marketing at Rockwell FirstPoint Contact. From November 1997 to May 2001, Mr. Sheridan was in Sales and Sales Management at Genesys Telecommunications Laboratories. Prior to that, Mr. Sheridan worked at Hewlett-Packard from January 1984 to November 1997 in a variety of support, IT and sales roles. Mr. Sheridan earned a master’s degree in computer science and telecommunications from DePaul University and a bachelor’s degree in electrical engineering and technology from Bradley University. In total, Mr. Sheridan has more than 25 years of experience in communications and technology.

Jamie Ryan has served as our Senior Vice President of Information Technology and Chief Information Officer since 1997. From 1995 to 1997, Mr. Ryan was Director of IT at Open Market, Inc., an eBusiness application provider. From 1985 to 1995, Mr. Ryan held a series of senior positions in information technologies and operations at Digital Equipment Corporation. In total, Mr. Ryan has two decades of information technology experience.

David Reibel has served as our General Counsel and Senior Vice President since September 2008. Prior to joining our company, Mr. Reibel served as General Counsel for WAY Systems from September 2006 to May 2008, Aprisma Management Techonologies from 2001 to 2002, First Telecom from 2000 to 2001 and Espirit Telecom from 1994 to 1999. Mr. Reibel also practiced law with Convergent GC from March 2004 to September 2006. Mr. Reibel holds a bachelor’s degree from The University of Michigan and a J.D. from Stanford Law School.

Michael Regan has served as our Senior Vice President of Engineering and Technology since May 2011. Mr. Regan was a founding member of Castle Networks and BlueNote Networks, which was acquired by Aspect in 2008. Mr. Regan joined Aspect as the Vice President of Development in connection with the 2008 acquisition of BlueNote Networks, and has held senior management positions at Ciena. In total, Mr. Regan has more than 25 years of experience in communications and technology.

Gwen Braygreen has served as our Senior Vice President of Technical Services since June 2010. She served as Vice President of Customer Experience from August 2009 to June 2010, as Vice President of Sales Operations from October 2007 to July 2009 and as Vice President of Aspect Education Services from May 2003 to September 2007. Prior to that, Ms. Braygreen was a Director with Aspect Telecommunications from 2000 to 2003 and held various positions with the company between 1997 and 2000. Ms. Braygreen has also held management and technical training positions at a number of companies, including the American Broadcasting Company. Ms. Braygreen holds a bachelor’s degree in history from the University of California at Berkeley and a master’s degree in interactive telecommunications from New York University.

Nancy Dobrozdravic has served as our Vice President of Marketing since January 2011. Ms. Dobrozdravic brings 25 years of experience and extensive knowledge of global software marketing to the company. Ms. Dobrozdravic previously held the positions of vice president of marketing for RiverGlass Inc, an advanced web analytics software firm, from July 2007- 2010, and vice president of product marketing for IBM SPSS, a leader in predictive analytics software, from 2000 to June 2007.

Manish Chandak has served as our Vice President of Professional Services since our January 2010 acquisition of Quilogy, Inc., where he served as President since 2006. Mr. Chandak received a Master’s of Science in Electrical Engineering from the University of Missouri-Columbia and an MBA from Washington University in St. Louis.

Prescott Ashe has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Mr. Ashe has fifteen years of private equity investing experience and has participated in both growth-equity and management buyout transactions with more than $10.0 billion in value. Mr. Ashe focuses on (i) technology-related industries (specifically software, IT services, electronic hardware and manufacturing services), (ii) the consumer products and retail sectors and (iii) business services. Prior to joining Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991, and a strategy consultant at Bain & Company.

Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley (where he graduated first in his class). As a result of these and other professional experiences, Mr. Ashe possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

David Dominik has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital, that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital’s public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik is also a member of the board of directors of Infor Global Solutions, Express, LLC, Lantiq, Escalate Retail and Orchard Brands. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Fredric Harman has served as a member of the board of directors of our company or Melita International, our predecessor since February 2005. Mr. Harman has been a Managing Partner of Oak Investment Partners since 1994. From 1991 to 1994, Mr. Harman served as a General Partner of Morgan Stanley Venture Capital. Mr. Harman currently serves as a director of Limelight Networks, an online content delivery network provider, U.S. Auto Parts, an online provider of after-market auto parts, and several privately held companies. Mr. Harman received a B.S. and an M.S. in electrical engineering from Stanford University, where he was a Hughes Fellow, and an M.B.A. from the Harvard Graduate School of Business. As a result of these and other professional experiences, Mr. Harman possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Rajeev Amara has served as a member of our board of directors since January 1, 2011. Mr. Amara is a Managing Director of Golden Gate Capital, which he joined in 2000. At Golden Gate Capital, Mr. Amara focuses on the industrials sector. Prior to joining Golden Gate Capital, Mr. Amara worked as an investment banker with the Los Angeles office of Donaldson, Lufkin & Jenrette (“DLJ”). At DLJ, Mr. Amara completed a large number of transactions including high yield financings, public and private equity offerings, leveraged buyouts and mergers and acquisitions. He graduated magna cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. As a result of these and other professional experiences, Mr. Amara possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board’s collective qualifications, skills and experience.

Board Composition

Our board of directors currently consists of five members, all of whom were elected as directors under the board composition provisions of a shareholders agreement entered into by and among Holdings, Golden Gate Capital and certain other shareholders of Holdings. The shareholders agreement provides that Holdings’ board of directors shall have no more than seven members. Of these seven, Golden Gate Capital is entitled to designate five directors and Oak Investment Partners is entitled to designate one. There are currently five directors on our board and on the board of Holdings: Mr. Foy, Mr. Ashe, Mr. Dominick and Mr. Amara, who were appointed by Golden Gate Capital, and Mr. Harman, who was appointed by Oak Investment Partners.

Our articles of association provide that, subject to the terms of the shareholders agreement, the number of directors on our board may be increased or decreased by a resolution passed by a simple majority of the members of Holdings. They further provide that, subject to the shareholders agreement, a director may be appointed or removed from our board by an Ordinary Resolution.

No board committees have been designated at this time. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our board of directors has not designated any director as an “audit committee financial expert.”

Risk Oversight

Our board of directors is responsible for overseeing our risk management process. The board focuses on our general risk management strategy, the most significant risks facing our company and ensures that appropriate risk mitigation strategies are implemented by management. The board is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.

Our management is responsible for day-to-day risk management. Our CFO and General Counsel serve as the primary monitoring function for company-wide policies and procedures and manage the day-to-day oversight of the risk management strategy for the ongoing business of the company. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational and compliance and reporting levels.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to all our employees, including our Chief Executive Officer, Chief Financial Officer and other senior officers. These standards are designed to deter wrongdoing and promote the legal and ethical conduct of all employees.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Director Compensation

None of our directors receive fees for services as directors. In the future, we may compensate directors who are neither our employees nor affiliates of Golden Gate Capital or Oak Investment Partners. All of our directors will be reimbursed for out-of-pocket expenses incurred in connection with attending all board and other committee meetings.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the compensation arrangements we have with our named executive officers (“NEOs”) as required under the rules of the SEC. The SEC rules require disclosure for the principal executive officer (our CEO) and principal financial officer (our CFO), regardless of compensation level, any persons who served in such capacities during the last fiscal year regardless of whether they have left our company and the three most highly compensated executive officers serving at the end of our last completed fiscal year, other than the CEO and CFO. All of these executive officers are referred to in this Compensation Discussion and Analysis as our NEOs.

Our NEOs during 2011 are listed in the table below.

Name	Title
James D. Foy	President and Chief Executive Officer
Michael J. Provenzano III	Executive Vice President, Finance, and Chief Financial Officer
Michael Sheridan	Executive Vice President, Worldwide Sales
Gwen Braygreen	Senior Vice President of Technical Services and Continuing Engineering
Jamie Ryan	Senior Vice President, Information Technology and Chief Information Officer

In 2004, we became privately held by investment funds managed by Golden Gate Capital and Oak Investment Partners and company management. Messrs. Foy and Provenzano were executives of our company at the time we went private. Mr. Sheridan became an officer of our company in connection with our merger with Rockwell FirstPoint Contact in September 2004. Ms. Braygreen joined our company in connection with the Aspect Telecommunications merger in September 2005 and Mr. Ryan was hired in March 1997. With respect to these NEOs, our board has determined compensation based upon, as applicable, negotiations with the NEOs prior to their being hired, past practices at our company before we became privately held and the past experiences of Golden Gate Capital with other executives of their portfolio companies. In 2011, all members of our board participated in deliberations concerning NEO compensation.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation programs are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business; (2) to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and (3) to align the interests of our executive officers and our equity holders through short- and long-term incentive compensation programs. For our NEOs, these short- and long-term incentives are designed to accomplish these objectives by providing a significant financial correlation between our financial results and their total compensation.

A significant portion of the compensation of the NEOs has historically consisted of equity compensation and cash incentive compensation contingent upon the achievement of financial and operational performance metrics. We expect to continue to provide our NEOs with a significant portion of their compensation in this manner. These two elements of executive compensation are aligned with the interests of our shareholders because the amount of compensation ultimately received will vary with our company’s financial performance. Equity compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance. Payment of cash incentives is dependent on our achievement of pre-determined financial objectives.

We seek to apply a consistent philosophy to compensation for all executive officers. Our compensation philosophy is based on the following core principles:

To pay for performance

Individuals in leadership roles are compensated based on a combination of total company and individual performance factors. Total company performance is evaluated primarily on the degree to which pre-established financial objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•	individual contribution to attaining specific financial objectives;

•	building and developing individual skills and a strong leadership team; and

•	developing an effective infrastructure to support business growth and profitability.

A significant portion of total compensation is delivered in the form of equity-based award opportunities to directly link compensation with stockholder value.

To pay competitively

We are committed to providing a total compensation program designed to retain our highest performing employees and attract superior leaders to our company. We have established compensation levels that we believe are competitive based on our board’s experience with pay practices and compensation levels for companies such as ours.

To pay equitably

We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, our board considers depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.

In addition to short- and long-term compensation, we have found it important to provide our executive officers with competitive post-employment compensation. Post-employment compensation consists primarily of two main types—severance pay and benefits continuation. We believe that these benefits are important considerations for our executive officer compensation package, as they afford a measure of financial security in the event of terminations of their employment under certain circumstances and also enable us to secure their cooperation following termination. We have sought to ensure that each combined compensation package is competitive at the time the package is negotiated with the executive officer. We elect to provide post-employment compensation to our executive officers on a case-by-case basis as the employment market, the qualifications of potential employees and our hiring needs dictate.

Review of Compensation

We review compensation elements and amounts for NEOs on an annual basis and at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. We seek to determine compensation levels that allow us to compete in hiring the best possible talent, without strict reliance on any source of data. Each year we evaluate our pay practices and overall pay levels against what we believe to be standard pay practices and levels within our industry, which we determine in part from experience and personal knowledge, third party data and publicly available data. The CEO provides compensation recommendations to our board for executives other than himself based on this evaluation and the other considerations mentioned in this Compensation Discussion and Analysis.

The board considers input from our CEO and CFO when setting financial objectives for our incentive plans. The board also considers input from our CEO, with the assistance of our head of human resources (for officers other than the CEO), regarding recommendations for base salary, annual incentive targets and other compensation awards. The board typically gives significant weight to our CEO’s judgment when assessing performance and determining appropriate compensation levels and incentive awards for our other NEOs. The board then awards compensation packages that are consistent with our compensation philosophy.

Elements of Compensation

As discussed throughout this Compensation Discussion and Analysis, the compensation policies applicable to our NEOs are reflective of our pay-for-performance philosophy, whereby a significant portion of both cash and equity compensation is contingent upon achievement of measurable financial objectives and enhanced equity value, as opposed to current cash compensation and perquisites not directly linked to objective financial performance. This compensation mix is consistent with our performance-based philosophy that the role of executive officers is to enhance shareholder value over the long term.

The elements of our compensation program are:

•	base salary;

•	performance-based cash incentives;

•	equity incentives; and

•	certain additional executive benefits.

Base salary, performance-based cash incentives and long-term equity-based incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program’s overall objectives. Taking this comprehensive view of all compensation components allows us also to make compensation determinations that will reflect the principles of our compensation philosophy and related guidelines with respect to allocation of compensation among certain of these elements and total compensation. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, the individuals involved and their responsibilities and performance.

Base salary

We provide a base salary to our executive officers to compensate them for their services during the year and to provide them with a stable source of income. The base salaries for our NEOs in 2011 were established by our board of directors, based in large part on the salaries established for these persons when they were hired or promoted by our company and our board’s review of other factors, including:

•	the individual’s performance, results, qualifications and tenure;

•	the job’s responsibilities;

•	pay mix (base salary, annual cash incentives, equity incentives and other executive benefits); and

•	compensation practices in our industry.

In setting base salaries for 2011, our board considered the factors described above in the context of each NEO’s employment situation and determined to make no adjustments in 2011.

The annual base salaries in effect for each of our NEOs during 2011 are as follows:

Name	2011
James D. Foy	$550,014
Michael J. Provenzano III	350,022
Michael Sheridan	300,000
Gwen Braygreen	231,175
Jamie Ryan	250,037

Salaries for executive officers are reviewed annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. As noted above, compensation packages are typically consistent with our compensation philosophy. There were no changes to the NEOs annual base salaries in 2011.

Performance-based cash incentives

We pay quarterly and annual performance-based cash incentives or bonuses in order to align the compensation of our NEOs with our short-term operational and performance goals and to provide near-term rewards for our NEOs to meet these goals. From time to time, our board has exercised its discretion in determining cash incentive amounts and making individual awards, but generally our performance-based cash incentives are made under our Management Incentive Plan (“MIP”).

Incentive payments are based on our attainment of pre-established objective financial goals relating to earnings before interest, taxes, depreciation and amortization as adjusted for certain items, either in accordance with our first lien credit agreement or transactions that are considered nonrecurring and other items, (“Pro forma EBITDA”) and total net product and services revenue for quarterly and annual performance periods. We use these financial goals to determine incentive payments because they measure performance over the periods in which executives can have a significant impact and because they are directly linked to goals under our annual operating plan. Our board sets these financial goals at the beginning of each year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. We believe our 2011 financial targets were designed to be realistic and reasonable, but challenging.

In the future we may use other objective financial or key performance indicators for the MIP including, without limitation, the price of our equity, shareholder return, return on equity, return on investment, return on capital, revenue growth, economic profit, economic value added, net income, operating income, gross margin, free cash flow, earnings per share, Adjusted EBITDA (or any derivative thereof) or market share.

Under the MIP, the overall target cash incentive compensation opportunity for each eligible executive is set at a percentage of base salary and in 2011, this overall target was 40% to 100% for each eligible NEO. We expect the overall target range to be consistent in 2012. The threshold and target MIP payout opportunities of our NEOs for fiscal 2011 are set forth in the “Grants of Plan-Based Awards” table under “—Compensation tables” below.

The following table shows the threshold, targeted and actual cash payout under the MIP as a percentage of base salary for each eligible NEO in 2011:

	Fiscal Year 2011
	Performance-based cash payout as a percentage of base salary
Name	Threshold	Target	Actual
James D. Foy	50%	100%	81%
Michael J. Provenzano III	33	65	53
Michael Sheridan	33	65	26
Gwen Braygreen	20	40	31
Jamie Ryan	20	40	31
Total revenue (in millions)(1)	*	$515.8	$518.3
Adjusted EBITDA (in millions)(1)	*	$176.1	$172.2

*	Total revenue and Pro forma EBITDA targets are each weighted 50% in determining whether performance targets have been met. If the weighted average of the performance measures is below 90% of the weighted performance target, we do not fund the bonus plan.
(1)	Total revenue and Pro forma EBITDA are both as adjusted pursuant to the provisions of the credit agreement as well as certain transactions that are considered non-recurring and other items.

Equity incentives

We maintain two stock option plans for NEOs and our employees, the 2003 Share Purchase and Option Plan (the “2003 Option Plan”) and the Second Amended and restated 2004 Option Plan (“2004 Option Plan” and together with the “2003 Option Plan”, the “Plans”). The 2003 Option Plan provides for the grant of stock options and the sale of ordinary shares of Holdings. The 2004 Option Plan provides for the grant of options to purchase Class A-2 non-voting ordinary shares of Holdings. Historically, we have made grants under the Plans in conjunction with the hiring of employees, a promotion or the occurrence of a major corporate event.

All NEOs have received equity incentive grants under the Plans. To date, we have used grants of stock options and shares of restricted stock as our principal forms of equity incentives because they are an effective means to align the long-term interests of our executive officers with those of our shareholders. The options and shares of restricted stock attempt to achieve this alignment by providing our NEOs with equity incentives that vest over time or upon the occurrence of certain events. Both options and shares of restricted stock also serve to reward our NEOs for performance. The value of an option or a restricted share is at risk for the NEO and is entirely dependent on the value of a share of our stock. The value of our stock is dependent in many ways on management’s success in achieving our goals. If the price of our ordinary shares drops, for any reason, over the vesting period of the option or restricted share, the value of the option or restricted share to the executive will drop and could become worthless. In determining the number and type of equity incentives to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance and the value of each equity incentive in relation to other elements of the individual executive’s total compensation.

We may in the future grant other forms of equity incentives, subject to the board’s discretion, to ensure that our executives are focused on long-term shareholder value creation. We expect that the board will continue to review the equity awards previously awarded to management, the performance of our business and the value of our stock. The board may in the future establish, but does not currently have, levels of equity incentive holdings for our NEOs such that the portion of overall compensation that is variable is consistent with our pay-for-performance philosophy and competitive within our industry.

We generally issues options at no less than fair market value which expire seven years from the date of grant. Stock options vest over time at a rate of 25% of the total grant per year over four years, with no vesting until the first anniversary of the specified vesting date, and the remainder vesting monthly thereafter. Options issued under the 2004 Option Plan are not exercisable until the consummation of an initial public offering. If the holder of an option under the 2004 Option Plan leaves our service prior to the option becoming exercisable, then unless the holder resigned, or was terminated for cause or for participation in a competitive activity, the difference between the fair market value of the underlying shares and the exercise price of the vested options of the holder at the time of his termination will be paid to him in cash.

We have sold restricted stock to Messrs. Foy and Provenzano in connection with our company becoming privately held. According to the terms of the restricted share purchase agreements governing such sales, shares were sold at no less than fair market value, vested over time at a rate of 6.25% of the total shares purchased on each of the first four three-month anniversaries of the grant date, and then at a rate of 25% of the total shares purchased on the following annual anniversaries of the grant date thereafter. As of the end of fiscal year 2011, all restricted stock awarded to our NEOs is fully vested.

Equity incentives—summary of 2003 Option Plan

We have a 2003 Option Plan, which provides for the grant of stock options and the sale of ordinary shares of Holdings to present and future employees, directors, officers, consultants or advisors of Holdings or its subsidiaries. The purpose of the 2003 Option Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with an ownership interest in conjunction with our long-term success or the fulfillment of their personal responsibilities. The following is a summary of the material terms of the 2003 Option Plan, but does not include all of the provisions of the 2003 Option Plan. For further information about the 2003 Option Plan, we refer you to the complete copy of the 2003 Option Plan, which we have filed as an exhibit to this Annual Report.

The 2003 Option Plan is currently administered by the board. The board has full power and authority to determine the amount, price, terms and conditions of awards under the 2003 Option Plan and to prescribe, amend and rescind rules and procedures governing the administration of the 2003 Option Plan, including, but not limited to (i) interpreting the terms of the 2003 Option Plan, the terms of any options granted under the 2003 Option Plan and the rules and procedures established by the board governing any such options and (ii) determining the rights of any person under the 2003 Option Plan or the meaning of requirements imposed by the terms of the 2003 Option Plan or any rule or procedure established by the board. At February 29, 2012, 40,512,424 Class A-1, Class A-2 and Class L shares were available for grant under the 2003 Option Plan.

The board may grant nonqualified stock options and incentive stock options to purchase shares of our ordinary shares under the 2003 Option Plan to employees, directors, officers, consultants or advisors of Holdings or its subsidiaries. The board determines the number of shares subject to each option, the term of each option, which may not exceed ten years in the case of an incentive stock option, the exercise price, the vesting schedule, if any, and the other material terms of each option. No incentive stock option may have an exercise price less than the fair market value of the underlying share at the time of grant. Options are typically issued at no less than fair market value, expire seven years from the date of grant, and vest over time at a rate of 25% of the total grant per year over four years, with no vesting until the first anniversary of the specified vesting date, and the remainder vesting monthly thereafter.

The board may award shares of restricted stock under the 2003 Option Plan to employees, directors, officers, consultants or advisors of Holdings or its subsidiaries. The board determines the price, quantity and terms and conditions for which such shares are to be sold. Any purchaser of restricted stock pursuant to the 2003 Option Plan must pay the purchase price in full. We have not sold restricted stock since our acquisition by Golden Gate Capital in 2004. However one former employee received a portion of her compensation in the form of restricted stock. Each share of restricted stock granted to her was valued at fair market value as of the date of grant.

Except for certain exceptions, if any person who receives an award under the 2003 Option Plan leaves the service of Holdings or any of its subsidiaries for any reason, Golden Gate Capital, Oak Investment Partners and our company have the option of acquiring any and all shares such person owns in Holdings, whether he purchased them directly or acquired them through option exercise. Vested shares may be repurchased at the fair market value of the shares on the date the award recipient left service, and unvested shares may be repurchased at the lower of fair market value or the price at which the award recipient initially acquired the shares.

Before an initial public offering of Holdings, in the event of a sale of all or substantially all of Holdings or its assets that has been approved by a majority of the shares held by Golden Gate Capital and Oak Investment Partners combined, recipients of awards under the 2003 Option Plan must vote to approve the sale and sell all shares of Holdings they hold. Holders of exercisable rights to acquire shares of Holdings will be given the opportunity to exercise their rights and participate in the sale before it closes. Award recipients will receive amounts in accordance with the distribution priority set forth in Holdings’ articles of association in exchange for their shares. Pursuant to our option agreements, any options which have not been exercised prior to or in connection with the sale will expire upon the consummation of the transaction.

Equity incentives—summary of 2004 Option Plan

In March of 2004, we adopted the 2004 Option Plan, which provides for the grant of options to purchase nonvoting Class A-2 shares of Holdings to present and future employees of Holdings or its subsidiaries. The purpose of the 2004 Option Plan is to provide incentives that will attract, retain and motivate high performing employees by providing them with an ownership interest in conjunction with our long-term success or the fulfillment of their personal responsibilities. The following is a summary of the material terms of the 2004 Option Plan, but does not include all of the provisions of the 2004 Option Plan. For further information about the 2004 Option Plan, we refer you to the complete copy of the 2004 Option Plan, which we have filed as an exhibit to this Annual Report.

The 2004 Option Plan is currently administered by the board. The board has full power and authority to determine the amount, price, terms and conditions of awards under the 2004 Option Plan and to prescribe, amend and rescind rules and procedures governing the administration of the 2004 Option Plan, including, but not limited to (i) interpreting the terms of the 2004 Option Plan, the terms of any options granted under the 2004 Option Plan and the rules and procedures established by the board governing any such options and (ii) determining the rights of any person under the 2004 Option Plan or the meaning of requirements imposed by the terms of the 2004 Option Plan or any rule or procedure established by the board. At February 29, 2012, 6,880,762 Class A-2 were available for grant under the 2004 Option Plan.

The board may grant nonqualified stock options to purchase shares of Holdings’ Class A-2 stock under the 2004 Option Plan to eligible employees of Holdings or its subsidiaries. The board will determine the number of shares of our Class A-2 stock subject to each option, the term of each option, the exercise price, the vesting schedule, if any, and the other material terms of each option. Options will be exercisable at such time or times and subject to such terms and conditions as determined by the board at grant, but may not be exercisable prior to the consummation of an initial public offering. If the holder of an option under the 2004 Option Plan leaves our service prior to the option becoming exercisable, then unless the holder resigned, or was terminated for cause or for participation in a competitive activity, the difference between the fair market value of the underlying shares and the exercise price of the vested options of the holder at the time of his termination will be paid to the holder in cash.

In connection with a sale of all or substantially all of Holdings or its assets, the board may accelerate vesting of outstanding awards under the 2004 Option Plan. In addition, all awards under the 2004 Option Plan may be, in the discretion of the board, (1) assumed and continued or substituted for options to acquire capital stock of the acquiring entity, (2) purchased by us for an amount equal to the excess of the fair market value of the underlying Class A-2 shares over the exercise price of the awards, or (3) cancelled if the fair market value of a Class A-2 share at the time of the sale is less than the exercise price of the award.

Other executive benefits

We provide our executive officers with the following other benefits:

Retirement plan benefits

We have a qualified contributory retirement plan (the “401(k) Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan covers all of our employees who are at least 18 years of age and who work at least 20 hours per week within the United States. Contributions by participants are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. We provide for matching contributions to the 401(k) Plan subject to the discretion and approval of the board and we may contribute additional amounts at our discretion. Employer contributions vest at a rate of 25% on each of the first four anniversary dates of the employee’s date of hire. For the year ended December 31, 2011 and 2010, we made matching contributions to the plan for all employees totaling approximately $3.1 million and $2.3 million, respectively. We did not make a matching contribution for the year ended December 31, 2009.

Health and welfare benefits

We offer health, dental and vision coverage for all employees. The costs for those coverages for all participants, including NEOs are supplemented by the company.

Life insurance

We provide basic life coverage equal to 1.5 times base salary, subject to a maximum of $500,000, and all employees, including the NEOs may purchase additional coverage up to five times base salary, subject to a maximum of $1 million.

Disability insurance

We provide short-term disability coverage for employees who may not be able to work for temporary but extended periods of time due to illness or injury, either physical or mental, including pregnancy, childbirth, or related medical conditions. The benefit payment is 80% of base pay for the first 12 weeks of disability, and then 66 2/3% for the next 14 weeks, up to a maximum of $2,500 per week.

We also provide long-term disability coverage of 50% of base pay, up to a maximum of $11,250 per month. NEOs may purchase additional coverage to increase the percentage to 66 2/3% of base pay, subject to a maximum of $11,250 per month.

Accounting and tax considerations

In determining which elements of compensation are to be paid and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Code. Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests.

Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective and in full compliance with these requirements.

Compensation Committee Interlocks and Insider Participation

While we have no formal compensation committee, our board reviews compensation for our Named Executive Officers (“NEOs”) annually and in the event of promotions, changes in level of responsibilities or when competitive circumstances or business needs may require. Our board considers input from our CFO and CEO, as well as our head of human resources, in connection with its review of compensation and, based in part on such input, our board awards compensation consistent with our compensation philosophy. For more information regarding compensation, see “Executive Compensation.”

None of our executive officers has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of any of our boards of managers or boards of directors.

Compensation Committee Report

In the absence of a standing compensation committee, our board has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, our board has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James D. Foy

Prescott Ashe

David Dominik

Fredric Harman

Rajeev Amara

Compensation tables

The following tables provide information regarding the compensation earned during our most recently completed fiscal year by our NEOs.

Summary compensation table

The following table shows the compensation earned by our NEOs during the fiscal year ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
James D. Foy	2011	550,014	825,022	77,242	446,887	31,368	11,707	1,942,240
President, CEO and Director	2010	550,014	919,713	502,367	512,200	31,368	1,294,900	3,810,562

Michael J. Provenzano III	2011	350,022	463,780	77,242	186,989	2,688	8,010	1,088,731
Executive Vice President, Finance and CFO	2010	350,022	492,177	279,520	213,195	2,688	582,170	1,919,772

Michael Sheridan	2011	300,000	398,250	73,064	77,057	—	8,340	856,711
Executive Vice President, Worldwide Sales	2010	300,000	750	54,329	179,993	—	8,340	543,412

Gwen Braygreen(6)	2011	231,175	282,000	12,984	75,250	—	7,987	609,396
Senior Vice President of Technical Services and Continuing Engineering

Jamie Ryan(6)	2011	250,037	200,029	36,495	77,511	—	8,869	572,941
Senior Vice President of Information Technology and Chief Information Officer

(1)	Reflects bonuses paid outside of our Management Incentive Plan related to the debt refinancing in May 2010.
(2)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for share option awards granted in 2011 and prior years. Please refer to Note 4 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our option awards.
(3)	Reflects bonuses earned by our Named Executive Officers under our Management Incentive Plan.
(4)	Reflects implied interest in connection with a deferred compensation agreement related to 2004. Please refer to Deferred Compensation section further below for additional information.
(5)	All other compensation in 2011 consists of the following:

	Contribution for Long Term Disability Insurance ($)	Matching Contributions Under Aspect’s 401(k) Plan ($)	Total ($)
James D. Foy	4,357	7,350	11,707
Michael J. Provenzano III	660	7,350	8,010
Michael Sheridan	990	7,350	8,340
Gwen Braygreen	660	7,327	7,987
Jamie Ryan	1,519	7,350	8,869

(6)	These executive officers were not NEOs in 2010. In accordance with SEC rules, we are reporting data only for the fiscal years in which these executive officers were NEOs.

Grants of plan-based awards

During fiscal year 2011, each of our eligible NEOs participated in our performance-based cash incentive plan in which each officer was eligible for awards set forth under “Estimated Potential Payouts Under Non-Equity Incentive Plan Awards” below. Bonuses were paid to our eligible NEOs under our Management Incentive Plan during fiscal year 2011. For a detailed discussion of our performance-based cash incentive plan, refer to “—Compensation Discussion and Analysis—Performance-based cash incentives.”

We granted stock options to our NEOs under our stock option plans during 2011, as set forth in the table below under “All Other Option Awards: Number of Securities Underlying Options.” For a detailed discussion of our stock options, refer to “—Compensation Discussion and Analysis—Equity incentives.”

Name	Grant Date	Estimated potential payouts under non-equity incentive plan awards		All other stock awards: number of shares or stock units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and award options ($)
		Threshold ($)	Target ($)(1)
James D. Foy	—	275,007	550,014	—	—	—	—
Michael J. Provenzano III	—	113,757	227,514	—	—	—	—
Michael Sheridan	11/29/11	97,500	195,000	—	25,000	3.44	20,075
Gwen Braygreen	—	52,235	92,470	—	—	—	—
Jamie Ryan	3/28/11	50,007	100,015	—	20,000	3.44	6,678

(1)	The amounts set forth under “Target” include the MIP, which is subject to CEO discretion within parameters approved by the Board.

Outstanding equity awards at fiscal year-end

The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2011.

	Option Awards					Restricted Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date		Number of shares or units of restricted stock that have not vested (#)	Market value of shares or units of restricted stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, restricted stock units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, restricted stock units or other rights that have not vested (#)
James D. Foy	3,260,870	—	0.79180	1/12/2013	(1)	—	—	—	—
	326,087	—	3.13000	1/12/2013	(2)	—	—	—	—
	326,087	—	6.05000	1/12/2013	(2)	—	—	—	—
	1,086,956	—	1.05000	3/31/2017	(3)	—	—	—	—
	312,500	437,500	1.05000	4/08/2017	(4)	—	—	—	—

Michael J. Provenzano III	978,261	—	0.79180	1/12/2013	(1)	—	—	—	—
	163,043	—	3.13000	1/12/2013	(2)	—	—	—	—
	163,043	—	6.05000	1/12/2013	(2)	—	—	—	—
	543,478	—	1.05000	3/31/2017	(3)	—	—	—	—
	312,500	437,500	1.05000	4/08/2017	(4)	—	—	—	—

Michael Sheridan	25,000	—	0.79180	1/12/2013	(1)	—	—	—	—
	69,444	13,889	1.05000	4/02/2017	(6)	—	—	—	—
	145,833	204,167	1.05000	4/08/2017	(4)	—	—	—	—
	12,500	—	3.13000	1/12/2013	(2)	—	—	—	—
	12,500	—	6.05000	1/12/2013	(2)	—	—	—	—
	62,500	—	3.13000	8/6/2014	(2)	—	—	—	—
	62,500	—	6.05000	8/6/2014	(2)	—	—	—	—
	25,000	—	3.44000	11/29/2018	(5)	—	—	—	—

Gwen Braygreen	—	32,500	0.79180	1/12/2013	(1)	—	—	—	—
	—	16,250	3.13000	1/12/2013	(2)	—	—	—	—
	—	16,250	6.05000	1/12/2013	(2)	—	—	—	—
	19,444	13,889	1.05000	4/02/2017	(6)	—	—	—	—
	17,500	—	3.13000	8/6/2014	(2)	—	—	—	—
	17,500	—	6.05000	8/6/2014	(2)	—	—	—	—
	33,333	46,667	1.05000	4/08/2017	(4)	—	—	—	—

Jaime Ryan	55,000	—	0.79180	1/12/2013	(1)	—	—	—	—
	69,444	13,889	1.05000	4/02/2017	(6)	—	—	—	—
	52,083	72,917	1.05000	4/08/2017	(4)	—	—	—	—
	10,000	—	3.13000	1/12/2013	(2)	—	—	—	—
	10,000	—	6.05000	1/12/2013	(2)	—	—	—	—
	62,500	—	3.13000	8/6/2014	(2)	—	—	—	—
	62,500	—	6.05000	8/6/2014	(2)	—	—	—	—
	20,000	—	3.44000	3/28/2018	(7)	—	—	—	—

Note	Grant Dates	Incremental Vesting Dates
(1)	1/12/2006	25% on 1/12/07; pro-rata monthly for next 36 months
(2)	4/02/2010	Fully vested upon issuance
(3)	3/31/2010	Fully vested upon issuance under the Share Consolidation
(4)	4/08/2010	25% on 4/08/11; pro-rata monthly for next 36 months
(5)	11/29/2011	Fully vested upon issuance
(6)	4/02/2010	Vested ratably over 24 months
(7)	3/28/2011	Fully vested upon issuance

Options exercised

The following table sets forth certain information regarding the number of stock options exercised and the corresponding value realized in the fiscal year ended December 31, 2011.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
James D. Foy	—	—
Michael J. Provenzano III	—	—
Michael Sheridan	125,000	278,490
Gwen Braygreen	—	—
Jamie Ryan	24,375	10,556

Restricted stock units exercised

There were no restricted stock awards exercised by any of our NEOs during fiscal year 2011.

Pension benefits

Our NEOs did not participate in or have account balances in any qualified or nonqualified defined benefit plans sponsored by us. Our board of directors may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.

Deferred compensation

In connection with the Concerto Software, Inc. (“CSI”) acquisition in 2004, we entered into deferred compensation agreements with four executives, including Messrs. Foy and Provenzano, that provide for aggregate payments of approximately $0.6 million to be paid upon the earlier of a liquidity event, as defined in such deferred compensation agreements, or February 9, 2014. We assigned a fair value of $0.2 million to the deferred compensation agreements in the purchase accounting of the CSI acquisition in 2004. We are recording through interest expense the accretion of the carrying value of the deferred compensation to the aggregate amounts to be paid, using the effective interest method over the period to repayment.

Employment agreements

We have employment and/or other compensation arrangements with all of our NEOs.

James D. Foy

We have entered into an employment agreement with Mr. Foy, our President and Chief Executive Officer. Our employment agreement with Mr. Foy provides for an annual base salary that is subject to annual review for potential increases. Mr. Foy is also eligible to earn annual target performance bonuses in addition to his base salary and benefits. In addition, Mr. Foy is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and are entitled to paid time off in accordance with our policies in effect from time to time.

If we terminate Mr. Foy without cause or if he resigns for good reason or upon a change of control, Mr. Foy would be entitled to, for a period of eighteen months, severance equal to his base salary and continued health benefits and we may reimburse insurance premiums. In addition, Mr. Foy is entitled to receive a bonus payout equal to his prior year bonus and one year of accelerated vesting on his incentive equity. Upon a change of control, all of Mr. Foy’s unvested incentive equity will become vested. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us.

In addition, if Mr. Foy resigns without good reason and does not participate in a competitive business, he may serve as a consultant to us for an initial one year term and receive (1) monthly consulting payments of $8,334 and (2) continuing health benefits and insurance premiums for so long as he serves as a consultant and for eighteen months afterwards. The consulting term will automatically renew for successive one-year periods unless we or Mr. Foy provide 30 days’ notice of the intention not to renew the term. The consulting arrangement will terminate automatically if Mr. Foy participates in a competitive business while serving as a consultant to us.

Mr. Foy has agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by Mr. Foy while employed by us which relates to our business is our property. During the term of Mr. Foy’s employment and during any period of time he is receiving severance payments (or consulting payments) from us, he will not (1) hire or solicit the employees of Holdings or any of its subsidiaries, (2) induce or attempt to induce any customer, supplier, licensee, licensor, or other business relation of us or our affiliates to cease doing business with us or our affiliates, or (3) participate (whether as an officer, director, employee, owner or otherwise) in any competing business. During any period in which Mr. Foy has breached the above restrictions, we have no obligation to pay any severance or consulting payments described above.

If any payment by us to Mr. Foy under his employment agreement or the lapse or termination of any vesting restriction with respect to equity held by Mr. Foy would be subject to the excise tax imposed by Internal Revenue Code Section 4999 by reason of being “contingent on a change of ownership or control” within the meaning of Internal Revenue Code Section 280G, then Mr. Foy shall be entitled to receive a gross-up payment from us in an amount such that after payment by Mr. Foy of all taxes (including any penalties or interest with respect thereto) and excise tax on such gross-up payment, Mr. Foy retains an amount of such gross-up payment equal to the excise tax imposed on any such payments under his employment agreement or the lapse or termination of any vesting restriction with respect to equity held by Mr. Foy determined to be subject to Internal Revenue Code Section 4999.

Other NEOs

We have entered into employment agreements with all other NEOs on substantially similar terms, subject to the variations described below. Each of the employment agreements continues until terminated by the employee’s resignation, death or disability or terminated by us. Each such employment agreement provides for an annual base salary that is subject to annual review for potential increase. In addition, each such employee is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and is entitled to paid time off in accordance with our policies in effect from time to time. Mr. Provenzano is also eligible to earn annual target performance bonuses in addition to his base salary and benefits and he has the same “gross-up” provision for taxes that may be imposed upon a change of control as Mr. Foy.

Each such employment agreement provides that, if we terminate the employee’s employment without cause, the employee will continue to receive his or her then-current base salary and medical and dental benefits for a period of six to twelve months. Mr. Provenzano will also be entitled to these severance benefits if he resigns for good reason or upon a change of control and is also entitled to a bonus payout equal to his prior year bonus and six months of additional vesting of his incentive equity. Upon a change of control, all of Mr. Provenzano’s unvested incentive equity will become vested. Mr. Sheridan, Ms. Braygreen and Mr. Ryan will have 25% of their unvested equity vest upon a change of control and if their employment is terminated within 180 days following the change of control, an additional 25% of their then unvested equity will vest. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us and, except for Mr. Provenzano, our obligations to pay severance terminate in the event the employee becomes employed full-time.

Each such employee has also agreed to customary restrictions with respect to the use of our confidential information and has agreed that all intellectual property developed or conceived by such employee while he is employed by us which relates to our business is our property. During the term of each such employee’s employment and for a one-year period after termination (or, in the case of Mr. Provenzano, so long as he receives severance from us), each such employee has agreed not to (1) hire or solicit any of the employees of Holdings or any of its subsidiaries, (2) induce or attempt to induce any customer, supplier, licensee, licensor, or other business relation of us our affiliates to cease doing business with us or our affiliates, or (3) participate (whether as an officer, director, employee, owner or otherwise) in any competing business. During any period in which any such employee has breached the above restrictions, we have no obligation to pay such employee any severance.

On November 23, 2010, our employment agreements with our NEOs were amended to ensure our compliance with Internal Revenue Code Section 409A. Among other things, the amended employment agreements provide that any compensation to be paid for a specified continuing period of time beyond the date of an executive’s separation of service shall be paid on a specified and objectively determinable payment schedule, that any payments due or benefits provided to certain “specified employees” (as that term is defined under Code Section 409A) as a result of a separation from service that would be considered “nonqualified deferred compensation” shall not be paid for at least six months from an executive’s termination date, and to the extent that severance payments or benefits are conditioned upon the release of claims against us, an executive must make such a release within sixty days of his separation of service in order to avoid forfeiting those payments or benefits.

Potential payments upon termination and sale of our company

Assuming each NEO’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2011, the estimated values of payments and benefits to each NEO are set forth in the following table.

Payments upon certain terminations of employment as set forth in the table below are determined by the terms of the respective NEO’s employment agreement. See “—Employment agreements.” These terms were negotiated with our NEOs, based primarily on Golden Gate Capital’s and Oak Investment Partners’s past practices and experiences with other executives of its portfolio companies. Based on those practices and experiences, our board agreed to these terms, which generally represent six to eighteen months of severance, in order to be competitive in the employment market in recruiting the NEOs and to provide the NEOs a measure of financial security in the event of certain terminations of employment.

The amounts payable upon a sale of our company represent accelerated vesting of options and restricted stock and are determined by the terms of the equity incentive plans, which for the table below were the 2003 Option Plan and the 2004 Option Plan, and the terms of the grant agreements governing the awards. See “—Elements of Compensation—Equity incentives—Summary of 2003 Option Plan” and “—Elements of Compensation—Equity incentives—Summary of 2004 Option Plan.” Under the 2003 Option Plan, unless an award agreement provides otherwise, prior to an initial public offering, award recipients who hold our shares shall receive, in exchange for their required support of a sale transaction, the amount they would have received if the sale consideration had been distributed in accordance with the liquidation preferences set forth under the Articles of Association of Holdings. Holders of exercisable options under the 2003 Option Plan will be given the opportunity to exercise their options before the sale is consummated. The grant agreements governing the options issued under the 2003 Option Plan provide that options not exercised prior to or in connection with the sale expire upon consummation.

Name	Benefit	Without cause	Change in control
James D. Foy	Base salary continuation	$825,021	$825,021
	Bonus(1)	446,887	446,887
	Deferred Compensation(2)	510,562	510,562
	Continuation of benefits(3)	23,855	23,855
	Vesting of Options	273,750	638,750

	Total	2,080,075	2,445,075

Michael J. Provenzano III	Base salary continuation	350,022	350,022
	Bonus(1)	186,989	186,989
	Deferred Compensation(2)	43,750	43,750
	Continuation of benefits(3)	17,903	17,903
	Vesting of Options	136,875	638,750

	Total	735,539	1,237,414

Michael Sheridan	Base salary continuation	300,000	300,000
	Continuation of benefits(3)	10,467	10,467
	Vesting of Options	260,563	419,744

	Total	571,030	730,211

Gwen Braygreen	Base salary continuation	115,588	340,018
	Continuation of benefits(3)	3,034	19,231
	Vesting of Options	—	36,906

	Total	118,622	396,155

Jamie Ryan	Base salary continuation	125,018	125,018
	Continuation of benefits(3)	556	556
	Vesting of Options	—	63,368

		125,574	188,942

(1)	The amount set forth in the table reflects approximately 81% of the target bonus because this table assumes that the NEOs were terminated as of the last day of the fiscal year and we had bonuses payable to our NEOs under our Management Incentive Plan for fiscal 2011.
(2)	Represents payment obligations that were entered in connection with the 2004 CSI acquisition.
(3)	Amounts shown for continuation of benefits represent estimates for the continuation of health, medical, life and group life insurance benefits afforded to the NEOs and eligible family members in accordance with the NEO’s employment agreement: 6-18 months in connection with a termination without cause or for good reason and three months in the case of death
(4)	Represents the intrinsic value (the value based upon our share price on December 31, 2011 minus the exercise price).

For the purposes of the 2003 Option Plan, a sale is defined as any of the following events: (i) any sale or transfer of all or substantially all of the assets of Holdings or its subsidiaries on a consolidated basis; (ii) any consolidation, merger or reorganization of Holdings with or into any other entity that, as a result, causes either (A) a person or group other than Golden Gate Capital or Oak Investment Partners to have the power to elect a majority of our board or (B) Golden Gate Capital and Oak Investment Partners to collectively own less than twenty percent (20%) by value of our capital stock.

Director compensation

None of our directors receive fees for services as directors. In the future, we may compensate directors who are neither our employees nor affiliates of Golden Gate Capital or Oak Investment Partners. Our directors will also be eligible to receive equity-based awards when, as and if determined by the board.

We reimburse all directors for reasonable out-of-pocket expenses they incur in connection with their service as directors, including those incurred in connection with attending all board and other committee meetings.

Director and officer indemnification and limitation of liability

Our restated certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware General Corporation Law. In addition, our restated certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by Delaware General Corporation Law. Similarly, the memorandum of association for Holdings provides that its officers, directors and agents will not be liable to the company and are indemnified for liability resulting from acts or failures to act in carrying out their functions, unless liability is the result of willful neglect or default.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 29, 2012, Holdings’ authorized, issued and outstanding capital stock consisted of 179,539,840 voting Class L ordinary shares, 33,536,001 non-voting Class L ordinary shares, 10,548,786 non-voting Class A-1 ordinary shares and 6,497,954 non-voting Class A-2 ordinary shares. All of the currently outstanding shares have received distributions to date that equal or exceed the amount originally paid by our equity holders to purchase those shares and as a result, those shares no longer accrue interest on a liquidation preference. Since the liquidation preferences have been satisfied, all of the Class L shares, Class L non-voting shares, Class A-1 shares and Class A-2 shares will share equally by number of shares in any further distributions. The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held. All of the equity other than Class L ordinary shares is predominantly held by Golden Gate Capital, Oak Investment Partners and current and former management and is subject to certain restrictions. The following table sets forth information as of December 31, 2011 regarding the beneficial ownership of Holdings’ capital stock by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of Holdings’ capital stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

For further information regarding material transactions between us and certain of our stockholders, see “Certain Relationships and Related Transactions, and Director Independence.”

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Holdings’ capital stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2011 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Aspect Software, Inc., 300 Apollo Drive, Chelmsford, Massachusetts 01824.

Name	Number of Voting Shares	Percentage of Total Voting Shares	Total Number of Shares	Percentage of Total Shares
5% Stockholders:
Funds managed by Golden Gate Capital(1)	120,242,304	67.0%	121,757,944	52.9%
Funds managed by Oak Investment Partners(2)	59,297,536	33.0%	60,044,976	26.1%
Rockwell Automation Holdings(3)	—	—	21,800,200	9.5%

Executive Officers and Directors:
James D. Foy(4)	—	—	12,990,197	5.6%
Michael J. Provenzano III	—	—	4,265,488	1.9%
Michael Sheridan	—	—	616,671	*
Jamie Ryan	—	—	450,407	*
Gwen Braygreen	—	—	158,054	*
Prescott Ashe(1)	120,242,304	67.0%	121,757,944	52.9%
David Dominik(1)	120,242,304	67.0%	121,757,944	52.9%
Rajeev Amara(1)	120,242,304	67.0%	121,757,944	52.9%
Fredric Harman(2)	59,297,536	33.0%	60,044,976	26.1%
All executive officers and directors as a group (13 persons)	179,539,840	100.0%	200,795,757	87.3%

*	Less than 1%
(1)	Includes shares of capital stock that are held directly by CCG Investments BVI, L.P., CCG Investment Fund—AI, L.P., CCG Associates—QP, L.L.C., CCG Associates—AI, L.L.C., CCG AV, L.L.C.—Series C, CCG AV L.L.C.—Series F, CCG CI, L.L.C., Golden Gate Capital Investment Fund II, LP, Golden Gate Capital Investment Fund II-A, LP, Golden Gate Capital Investment Fund II (AI), LP, Golden Gate Capital Investment Fund II-A (AI), LP, Golden Gate Capital Associates II-QP, LLC, Golden Gate Capital Associates II-AI, LLC, CCG AV, LLC-series C, CCG AV, LLC-series I (Bain), CCG AV, LLC-series A (K&E) (collectively, the “Golden Gate Capital Entities”), each of which are funds managed by Golden Gate Capital. Golden Gate Capital may be deemed to be the beneficial owner of the shares owned by the Golden Gate Capital Entities, but disclaims beneficial ownership pursuant to the rules under the Exchange Act. Each of Mr. Dominik, Mr. Ashe and Mr. Amara is a managing director of Golden Gate Capital and each may be deemed to be the beneficial owners of shares owned by the Golden Gate Capital Entities. Each of Mr. Dominik, Mr. Ashe and Mr. Amara disclaim beneficial ownership of any securities owned by the Golden Gate Capital Entities, except, in each case, to the extent of their pecuniary interest therein. The address for Golden Gate Capital, the Golden Gate Capital Entities and Mr. Dominik, Mr. Ashe and Mr. Amara is c/o Golden Gate Capital Private Equity, Inc., One Embarcadero Center, 39th Floor, San Francisco, California 94111.

(2)	Includes shares of capital stock that are held directly by Oak Investment Partners X, L.P., Oak Investment Partners X Affiliates Fund, L.P., Oak Investment Partners IX, L.P., Oak Investment Partners IX Affiliates Fund-A, L.P., Oak Investment Partners IX Affiliates Fund, L.P. and Oak Investment Partners XI, Limited Partnership (collectively, the “Oak Investment Partners Entities”), each of which are funds managed by Oak Investment Partners. Oak Investment Partners may be deemed to be the beneficial owner of the shares owned by the Oak Investment Partners Entities, but disclaims beneficial ownership pursuant to the rules under the Exchange Act. Mr. Harman is a managing director of Oak Investment Partners and may be deemed to be the beneficial owner of shares owned by the Oak Investment Partners Entities. Mr. Harman disclaims beneficial ownership of any securities owned by the Oak Investment Partners Entities, except, in each case, to the extent of his pecuniary interest therein. The address for Oak Investment Partners, the Oak Investment Partners Entities and Mr. Harman is c/o Oak Investment Partners, Inc., 525 University Avenue, Suite 1300, Palo Alto, California 94301.
(3)	The address for Rockwell Automation Holdings is c/o Rockwell Automation, 1201 S. Second Street, Milwaukee, Wisconsin 53204.
(4)	Includes shares owned by the Foy Family Limited Partnership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our board of directors currently is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. We currently do not have a stand-alone written policy for evaluating related party transactions. Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than of 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the board will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to our company;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the board deems appropriate.

Any member of our board who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the board that considers the transaction.

Other than compensation agreements and other arrangements which are described under “Executive Compensation,” and the transactions described below, since January 1, 2010, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Golden Gate Capital Advisory Agreement

In connection with our acquisition by Golden Gate Capital, we entered into an advisory agreement with Golden Gate Capital that lasts unless we mutually agree with Golden Gate Capital to terminate the agreement. Under this agreement, Golden Gate Capital provides us with consulting and advisory services, including general executive and management services, support and analysis with respect to financing alternatives and finance, marketing and human resources services. Under the advisory agreement, we reimburse Golden Gate Capital for reasonable out-of-pocket expenses incurred in connection with providing us consulting and advisory services and also pay an annual advisory fee equal to either (1) $2.0 million per fiscal year or (2) 3% of our Adjusted EBITDA, as elected by Golden Gate Capital in its sole discretion. These advisory fees are payable quarterly in advance. We incurred advisory fees of $2.0 million in each of the years ended December 31, 2009, 2010 and 2011. These expenses are included in general and administrative expenses. Upon the consummation of each transaction that results in a change of control of Aspect Software Parent Inc. or an acquisition, divestiture or financing (whether by debt or equity financing) by or involving Aspect Software Parent Inc. or its subsidiaries, Golden Gate Capital may, at its sole discretion, require us to pay to it a transaction fee in an amount equal to 1% of the aggregate value of any such transaction. We would expect to terminate this agreement in connection with an initial public offering of our shares. In connection with such termination, we may pay Golden Gate Capital a termination fee.

Other Golden Gate Capital Transactions

Investment funds managed by affiliates of Golden Gate Capital purchased $50.0 million of the Senior Notes at a purchase price per note equal to the offering price, less the initial purchasers’ discount, in our initial offering of the Senior Notes. As of December 31, 2011 and 2010, $50.0 million of the Senior Notes were held by investment funds managed by affiliates of Golden Gate Capital.

Shareholders Agreement

Holdings and certain of its shareholders are parties to a shareholders agreement, dated as of February 9, 2004. The shareholders agreement provides shareholders with participation rights in the event of a transfer of the shares of the investment funds managed by Golden Gate Capital to someone other than an affiliate of Golden Gate Capital, to one of our employees, directors, or subsidiaries for compensatory purposes, or in an exchange of ordinary shares with us. The shareholders agreement also provides the investment funds managed by Golden Gate Capital with drag-along rights in the event that the investment funds managed by Golden Gate Capital approve the sale of our company or of substantially all of our assets or share capital to an independent third party. For more information regarding the equity of Holdings, see Item 12 of this Annual Report.

Registration Agreement

Golden Gate Capital, Oak Investment Partners and certain other shareholders of Holdings are parties to a registration rights agreement, dated as of February 9, 2004. Golden Gate Capital may demand at any time and Oak Investment Partners may demand at any time after our initial public offering that we register under the Securities Act the shares held by them. We are required to use our best efforts to effect and maintain the registration of the securities requested to be registered. These registration rights are subject to standard underwriter cutbacks and other customary limitations. Golden Gate Capital is entitled to an unlimited number of long-form and short-from registrations, while Oak Investment Partners is entitled to one long-form registration and an unlimited number of short-form registrations.

In addition, if a registration is requested, then Golden Gate Capital, Oak Investment Partners and certain other shareholders have piggyback registration rights pursuant to which we are required to use or reasonable best efforts to register such number of securities as they request. These piggyback registration rights also are also subject to customary cutbacks and other limitations.

Holdings is required to pay all fees and expenses incurred in connection with the registrations, subject to certain limitations. In addition, Golden Gate Capital, Oak Investment Partners and certain other shareholders of Holdings with registration rights must consent to and comply with any lock-up restrictions unless the underwriters of the registration otherwise agree. In connection with the grant of these registration rights, Holdings, Golden Gate Capital, Oak Investment Partners and the certain other shareholders party to the agreement have entered into customary cross-indemnification and contribution agreements with respect to the registration of the securities.

Oak Investment Partners Agreement

Holdings, Golden Gate Capital and Oak Investment Partners are parties to an agreement dated as of September 22, 2005 that provides Oak Investment Partners with rights to certain equity or debt securities issued by Holdings. Under the agreement, if Holdings issues new debt or equity securities, Oak Investment Partners has a preemptive right to purchase the lesser of (i) 30% of the new securities or (ii) a proportion of the new securities equal to the proportion of the fully diluted ordinary shares owned by Oak Investment Partners to all outstanding ordinary shares of Holdings. Oak Investment Partners’s preemptive rights do not apply to securities issued or sold in certain circumstances such as securities issued to employees or directors of Holdings, in connection with an IPO or an acquisition by Holdings, or upon the conversion of options or warrants, among others. The agreement also provides Oak Investment Partners with information and inspection rights.

Microsoft Investor Rights Agreement

As part of Microsoft’s investment in Holdings, we and Golden Gate Capital agreed to certain terms and conditions that grant Microsoft investor rights and that place certain conditions on our ability to effect a change in control, including a right of first offer and first refusal for an Asset Sale or Equity Sale and certain protective provision rights with any similar class shares. The rights of first offer and rights of first refusal expire on the earlier of March 16, 2013 or an initial public offering of the equity securities of our company.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Executive Compensation—Employment Agreements.”

Promissory Notes of Management

In 2004, we made loans to Mr. Foy, Mr. Provenzano and a former executive in order to allow them to pay 100% of the purchase price of Class L non-voting shares of Holdings. Mr. Foy issued a promissory note for $950,000 and Mr. Provenzano and the former executive each issued a promissory note for $425,000 and interest accrues on these notes at 4.94% per year. In connection with our debt refinancing in May 2010, we forgave $1.4 million of the notes outstanding for Mr. Foy and Mr. Provenzano as well as $0.5 million of accrued interest receivable which is reflected in general and administrative expenses in the consolidated statement of income. As of December 31, 2011 and 2010, $0.4 million of the notes remain outstanding with a former executive. The note requires the former executive to use any cash proceeds received in connection with their respective ownership of the acquired shares or transfer of such shares to repay his respective note. The note matures if there is a sale of the company or if Golden Gate Capital and Oak Investment Partners collectively own less than 20% by value of Holdings or lose the power to elect a majority of the board of directors. In the event the former executive does not make a mandatory payment, we may seek recourse against his other assets only to the extent his failure to pay is greater than a specified percentage of the note plus accrued interest and less principal payments already made.

LEC Ltd.

On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing and held this position through June 30, 2011. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that we use as a vendor. We paid $1.0 million and $1.4 million to LEC Ltd. during Ms. Cairns’ tenure in 2011 and 2010, respectively.

Director Independence

Our board is currently composed of five directors: James D. Foy, who is employed by Aspect; Prescott Ashe, David Dominik and Rajeev Amara, who are employed by Golden Gate Capital; and Fredric Harman, who is employed by Oak Investment Partners. None of our directors would likely qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by Ernst & Young LLP, our independent auditor (“E&Y”), in 2011 and 2010:

Services Rendered	Fees
	2011	2010
Audit Fees(1)	$2,147,553	$2,376,595
Audit-Related Fees(2)	$863,011	$202,000
Tax Fees(3)	$1,616,732	$1,187,331
All Other Fees(4)	$1,700	$925

Total	$4,628,985	$3,766,850

(1)	Audit Fees for 2011 and 2010 represent fees for professional services rendered by E&Y in connection with the audit of our annual consolidated financial statements, reviews of our unaudited interim consolidated financial statements, statutory audits for several of our foreign subsidiaries, and services related to registration statements we filed.
(2)	Audit-Related Fees for 2011 represent fees for assurance advisory services related to implementation of accounting standards, accounting and financial reporting consultations, acquisition related due diligence and audit services related to the financial statements of businesses we acquired.
(3)	Tax Fees represent fees relating to tax compliance, tax advice and tax planning services.
(4)	All other fees consist of licenses for accounting research software.

The Board has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for Aspect by its independent accountants, subject to certain de minimis exceptions approved by the Board. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Board for approval an aggregate request for services expected to be rendered during that year for various categories of services

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Consolidated Financial Statements

The following consolidated financial statements of Aspect Software Group Holdings Ltd. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

		Incorporated by Reference
Exhibit No	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation of Aspect Software, Inc.	S-4	333-170936-05	3.1	12/2/10

3.2	Bylaws of Aspect Software, Inc.	S-4	333-170936-05	3.2	12/2/10

3.3	Certificate of Incorporation of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.3	12/2/10

3.4	Memorandum and Articles of Association of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.4	12/2/10

3.5	Certificate of Incorporation of Aspect Software Parent, Inc..	S-4	333-170936-05	3.5	12/2/10

3.6	Bylaws of Aspect Software Parent, Inc.	S-4	333-170936-05	3.6	12/2/10

3.7	Certificate of Incorporation of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.7	12/2/10

3.8	Bylaws of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.8	12/2/10

3.9	Certificate of Formation of Davox International Holdings LLC.	S-4	333-170936-05	3.9	12/2/10

3.10	Limited Liability Company Agreement of Davox International Holdings LLC	S-4	333-170936-05	3.10	12/2/10

4.1	Indenture, dated as of May 7, 2010, among Aspect Software, Inc., the Guarantors and U.S. National Bank Association, as trustee	S-4	333-170936-05	4.1	12/2/10

4.2	Registration Rights Agreement, dated as of May 7, 2010, and among Aspect Software, Inc. the Guarantors and Banc of America Securities LLC.	S-4	333-170936-05	4.2	12/2/10

5.1	Opinion of Kirkland & Ellis LLP.	S-4	333-170936-05	5.1	12/2/10

5.2	Opinion of Maples and Calder.	S-4	333-170936-05	5.2	12/2/10

10.1	Credit Agreement, dated as of May 7, 2010, among Aspect Software Parent, Inc., Aspect Software, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Co-Lead Arrangers	S-4	333-170936-05	10.1	12/2/10

10.2	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and James D. Foy.	S-4	333-170936-05	10.2	12/2/10

10.3	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and James D. Foy	S-4	333-170936-05	10.3	12/2/10

10.4	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and Michael J. Provenzano III	S-4	333-170936-05	10.4	12/2/10

10.5	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael J. Provenzano III.	S-4	333-170936-05	10.5	12/2/10

10.6	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.6	12/2/10

10.7	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.7	12/2/10

10.8	Employment Agreement, dated as of July 14, 2008, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.8	12/2/10

10.9	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.9	12/2/10

10.10	Employment Agreement, dated as of May 24, 2006, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.10	12/2/10

10.11	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.11	12/2/10

10.12	Employment Agreement, dated as of March 10, 2006, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.12	12/2/10

10.13	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.13	12/2/10

10.14	Employment Agreement, dated as of August 12, 2008, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.14	12/2/10

10.15	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.15	12/2/10

10.16	Employment Agreement, dated as of October 1, 2009, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.16	12/2/10

10.17	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.17	12/2/10

10.18	Employment Agreement, dated as of November 23, 2010 by and between Aspect Software, Inc. and Gwen Braygreen.	S-4	333-170936-05	10.18	12/2/10

10.19	2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.19	12/2/10

10.20	Second Amended and restated 2004 Option Plan.	S-4/A	333-170936-05	10.2	4/1/11

10.21	Form of Share Option Agreement for 2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.21	12/2/10

10.22	Form of Share Option Agreement for 2004 Option Plan.	S-4	333-170936-05	10.22	12/2/10

10.23	Second Amended and Restated Advisory Agreement, dated as of March 15, 2011, by and between Aspect Software Group Holdings Ltd., Aspect Software, Inc. and GGC Administration, LLC.	S-4/A	333-170936-05	10.23	3/18/11

10.24	Shareholders Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.24	12/2/10

10.25	Registration Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.25	12/2/10

10.26	Joinder and Amendment No. 1 to Shareholders Agreement and Registration Agreement, dated as of September 3, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a Concerto Software Group Holdings Ltd.), certain investment funds managed by Golden Gate Capital and Rockwell Automation Holdings, Inc.	S-4	333-170936-05	10.26	12/2/10

10.27	Joinder and Amendment No. 2 to Shareholders Agreement and Registration Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.27	12/2/10

10.28	Letter Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.28	12/2/10

10.29	Employment Agreement, dated as of May 16, 2011, by and between Aspect Software Inc., and Michael Regan.	10-Q	333-170936-05	10.29	8/15/11

12.1	Statement Regarding Computation of Earnings to Fixed Charges.					X

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	S-4	333-170936-05	23.1	12/2/10

23.2	Consent of Kirkland & Ellis LLP (included in Exhibit 5.1).	S-4	333-170936-05	23.2	12/2/10

23.3	Consent of Maples and Calder (included in Exhibit 5.2).	S-4	333-170936-05	23.3	12/2/10

24.1	Powers of Attorney (included in signature pages hereto).	S-4	333-170936-05	24.1	12/2/10

25.1	Statement of Eligibility of Trustee on Form T-1 under the Trust Indenture Act of 1939 of U.S. Bank National Association	S-4	333-170936-05	25.1	12/2/10

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Form of Letter of Transmittal.	S-4	333-170936-05	99.1	12/2/10

99.2	Form of Guaranteed Delivery.	S-4	333-170936-05	99.2	12/2/10

99.3	Form of Tender Instructions.	S-4	333-170936-05	99.3	12/2/10

101**	The following materials from the Aspect Software Group Holdings Ltd. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholder’s Deficit and Comprehensive Income (iv) the Consolidated Statements of Cash Flows and (v) related notes.					X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, Aspect Software Group Holdings Ltd., a company formed under the laws of the Cayman Islands, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, State of MA, on March 30, 2012.

ASPECT SOFTWARE GROUP HOLDINGS LTD.

By:	/S/ MICHAEL J. PROVENZANO III
Michael J. Provenzano III
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated on March 30, 2012.

Signature	Title

/S/ JAMES D. FOY James D. Foy	President and Director (Principal Executive Officer)

/S/ PRESCOTT ASHE Prescott Ashe	Director

/S/ DAVID DOMINIK David Dominik	Director

/S/ FREDRIC HARMAN Fredric Harman	Director

/S/ RAJEEV AMARA Rajeev Amara	Director

/S/ MICHAEL J. PROVENZANO III Michael J. Provenzano III	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)