Form 10-Q
period 2012-03-31
Aspect Software Group Holdings Ltd.
filed 2012-05-15
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0587778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Apollo Drive

Chelmsford, Massachusetts 01824

(Address of principal executive offices) (Zip code)

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

The following number of shares of each of the registrant’s classes of common shares were outstanding as of April 30, 2012:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aspect Software Group Holdings Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$178,698	$141,339
Accounts receivable (net of allowances of $2,839 and $3,406, respectively)	59,159	59,524
Deferred tax assets	10,682	11,897
Other current assets	23,809	24,795

Total current assets	272,348	237,555

Property, plant, and equipment, net	14,246	14,504
Intangible assets, net	64,882	73,873
Goodwill	640,188	640,933
Other assets	26,795	26,445

Total assets	$1,018,459	$993,310

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$12,823	$17,074
Current portion of long-term debt	27,000	28,250
Accrued liabilities	74,393	75,517
Deferred revenues	111,182	81,574

Total current liabilities	225,398	202,415

Deferred tax liabilities	38,490	38,304
Long-term deferred revenue	9,108	10,143
Long-term debt(1)	761,442	761,433
Other long-term liabilities	38,335	38,484

Total liabilities	1,072,773	1,050,779

Commitments and contingencies (Note 8 and 9)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	13,814	13,678
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,506)	(5,764)
Accumulated deficit	(58,283)	(60,044)

Total shareholders’ deficit	(54,314)	(57,469)

Total liabilities and shareholders’ deficit	$1,018,459	$993,310

(1)	$50.0 million held by a related party as of March 31, 2012 and December 31, 2011. $3.4 million held by a minority shareholder as of March 31, 2012 and December 31, 2011—see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net revenues:
Product revenue	$20,383	$26,449
Services revenue	94,321	98,361

Total net revenues	114,704	124,810

Cost of revenues:
Cost of product revenue	5,625	8,019
Cost of services revenue	37,746	38,725
Amortization expense for acquired intangible assets	1,537	3,669

Total cost of revenues	44,908	50,413

Gross profit	69,796	74,397

Operating expenses:
Research and development	9,636	9,698
Selling, general and administrative	31,185	30,881
Amortization expense for acquired intangible assets	7,782	7,445
Restructuring charges	1,230	2,869

Total operating expenses	49,833	50,893

Income from operations	19,963	23,504
Interest and other expense, net	(17,745)	(16,335)

Income before income taxes	2,218	7,169
Provision for income taxes	457	1,826

Net income	$1,761	$5,343

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$1,761	$5,343
Change in cumulative translation adjustment	1,258	(275)

Comprehensive income	$3,019	$5,068

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$1,761	$5,343
Reconciliation of net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,711	2,164
Amortization expense for acquired intangible assets	9,319	11,114
Non-cash interest expense	997	1,013
Non-cash compensation expense	137	354
Increase to (reduction of) accounts receivable allowances	157	(589)
Deferred income taxes	(504)	(1,938)
Changes in operating assets and liabilities:
Accounts receivable	1,005	21,123
Other current assets and other assets	1,745	(927)
Accounts payable	(4,357)	(7,836)
Accrued liabilities and other liabilities	(1,111)	3,806
Deferred revenues	27,839	23,576

Net cash and cash equivalents provided by operating activities	38,699	57,203

Cash flows from investing activities:
Purchases of property and equipment	(1,362)	(972)

Net cash and cash equivalents used in investing activities	(1,362)	(972)

Cash flows from financing activities:
Repayment of borrowings	(1,250)	(1,250)
Repurchase of common stock	—	(654)
Proceeds received from issuance of ordinary shares	—	7

Net cash and cash equivalents used in financing activities	(1,250)	(1,897)

Effect of exchange rate changes on cash	1,272	297

Net increase in cash and cash equivalents	37,359	54,631
Cash and cash equivalents:
Beginning of period	141,339	86,370

End of period	$178,698	$141,001

Supplemental disclosure of cash flow information
Cash paid for interest	$7,922	$7,968

Cash paid for income taxes	$298	$4,370

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

Recent Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the new guidance as of January 1, 2012. There has been no impact to the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted the new guidance as of January 1, 2012. There has been no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

NOTE 2—REVENUE RECOGNITION

The Company derives its revenue primarily from two sources (i) product revenues, which include software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from products and services have been derived from sales to end users through the Company’s direct sales force, distributors, and resellers.

The Company recognizes revenue from the sale of software product licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the Product is delivered to a common carrier at the Company’s loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, the Company generally recognizes revenues upon shipment to distributor or the reseller or identified end user, as applicable.

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

Effective January 1, 2011, the Company prospectively adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). As a result of the adoption of ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes and therefore relies upon VSOE or ESP in allocating revenue.

VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company has established VSOE of selling price for support and maintenance services, certain professional services, and education services.

ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases.

The Company has established ESP for software licenses and hardware and reviews them annually or more frequently when a significant change in the Company’s business or selling practices occurs.

Each deliverable within the Company’s multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The Company considers a deliverable to have standalone value if the item is sold separately by the Company or another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.

The Company’s arrangements with multiple-deliverable elements may also include stand-alone software deliverables that are subject to the software revenue recognition guidance (ASC 985-605). In accordance with the provisions of ASC 605-25, the transaction consideration for these multiple element arrangements is allocated to software and non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in ASU 2009-13. The amount allocated to the Software deliverables as a group is then accounted for in accordance with the Software Revenue Recognition guidance in ASC 985-605.

For software arrangements with multiple elements not subject to ASU 2009-13 and ASU 2009-14, the Company applies the residual method in accordance with ASC 985-605. The residual method requires the portion of the total arrangement fee attributable to undelivered elements be deferred based on its VSOE of fair value, or the stated amount if higher than VSOE, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product.

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

NOTE 3—EQUITY

Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2012	2011
Cost of services	$8	$62
Research and development	5	30
Selling, general and administrative	124	262

Total stock-based compensation expense	$137	$354

NOTE 4—FAIR VALUE

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of March 31, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$178,698	$178,698	$—	$—
Interest rate cap	—	—	—	—

Liabilities
Accrued restructuring—facilities	$862	—	$862	—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$141,339	$141,339	$—	$—
Interest rate cap	1	—	1	—

Liabilities
Accrued restructuring—facilities	$357	—	$357	—

During 2012 and in prior years, the Company recorded accruals associated with exiting all or portions of certain leased facilities which are measured on a non-recurring basis. The Company estimates the fair value of such liabilities, which are discounted to net present value at an assumed risk-free interest rate, based on observable inputs, including the remaining payments required under the existing lease agreements, utilities costs based on recent invoice amounts, and potential sublease receipts based on market conditions and quoted market prices for similar sublease arrangements.

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

The interest rate cap does not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the consolidated statements of income. The Company utilizes observable inputs to determine the fair value of its interest rate cap and has recorded a loss of approximately one thousand dollars and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

Derivatives held by the Company as of March 31, 2012 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	September 3, 2010	5.0%	$—

NOTE 6—GOODWILL

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2011	$640,933
Adjustments within the measurement period	(598)
Foreign currency translation	(147)

Balance as of March 31, 2012	$640,188

NOTE 7—INCOME TAXES

For the first quarter of 2012, the Company’s effective tax rate was 20.6%. The effective tax rate differs from the statutory rate primarily due to the impact of foreign operations in lower tax jurisdictions and a benefit from an adjustment to an IRS audit liability, which were partially offset by additions to ASC740-10 reserves for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012 and December 31, 2011, the Company had accrued approximately $7.8 million and $7.4 million, respectively for potential interest and penalties related to uncertain tax positions.

The Internal Revenue Service (“IRS”) recently completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications. The Company contested the assessment at the IRS Office of Appeals and reached a final settlement with the IRS pending issuance of the final written agreement. As a result of this settlement, the Company reversed all ASC 740-10 reserves for those issues that were considered to be effectively settled for the year ended December 31, 2011 and accrued the related federal and state income tax liabilities. For the three months ended March 31, 2012 the single remaining audit issue was considered to be effectively settled, resulting in an adjustment to the related liabilities and a benefit to the income tax provision of $0.5 million.

The tax years 2006 and forward remain open to examination by taxing authorities around the world.

NOTE 8—RESTRUCTURING

During 2012, the Company recorded restructuring provisions related to the consolidation of certain facility leases as well as costs associated with realignment of the Company’s workforce. In the first quarter of 2012, the Company realigned certain functions to better accommodate the needs of its customers. In addition, the Company reduced its office space in the U.K. during the first quarter of 2012. The Company expects all severance payments to be made within the next 12 months.

Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2011	$798	$357	$1,155
Provisions	540	690	1,230
Interest accretion	—	6	6
Payments and adjustments	24	(191)	(167)

Balance at March 31, 2012	$1,362	$862	$2,224

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

The Company is not currently party to any material legal proceedings. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Legal costs are expensed as incurred.

NOTE 10—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended March 31, 2012 and 2011. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of income, with a related accrued expense amount of $1.0 million and $0.5 million as of March 31, 2012 and December 31, 2011, respectively.

The Company invoiced a minority shareholder $0.1 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively for product and services provided to the minority shareholder. Additionally, the Company had $3.4 million of debt outstanding which was held by the minority shareholder at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders. The Company had accrued interest expense of approximately $1.3 million and $0.7 million related to certain Class L shareholders second lien credit facility holdings as of March 31, 2012 and December 31, 2011, respectively. The Company did not make interest payments on the second lien credit facility in the first quarter of 2012 or 2011.

NOTE 11—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011.

Supplemental Condensed Consolidating Balance Sheet (unaudited)

March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$65,983	$111,188	$—	$178,698
Accounts receivable, net	—	61,028	29,358	(31,227)	59,159
Deferred tax assets	—	10,218	464	—	10,682
Other current assets	—	17,659	6,150	—	23,809

Total current assets	1,527	154,888	147,160	(31,227)	272,348

Property, plant, and equipment, net	—	11,562	2,684	—	14,246
Intangible assets, net	—	57,598	7,284	—	64,882
Goodwill	—	630,800	9,388	—	640,188
Investment in subsidiaries	(53,757)	83,943	—	(30,186)	—
Other assets	204	16,510	10,081	—	26,795

Total assets	$(52,026)	$955,301	$176,597	$(61,413)	$1,018,459

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,288	$15,647	$26,115	$(31,227)	$12,823
Current portion of long-term debt	—	27,000	—	—	27,000
Accrued liabilities	—	58,710	15,683	—	74,393
Deferred revenues	—	81,525	29,657	—	111,182

Total current liabilities	2,288	182,882	71,455	(31,227)	225,398

Deferred tax liabilities	—	33,705	4,785	—	38,490
Long-term deferred revenue	—	7,275	1,833	—	9,108
Long-term debt	—	761,442	—	—	761,442
Other long-term liabilities	—	23,754	14,581	—	38,335

Total liabilities	2,288	1,009,058	92,654	(31,227)	1,072,773
Total shareholders’ equity (deficit)	(54,314)	(53,757)	83,943	(30,186)	(54,314)

Total liabilities and shareholders’ equity (deficit)	$(52,026)	$955,301	$176,597	$(61,413)	$1,018,459

Supplemental Condensed Consolidating Balance Sheet (unaudited)

December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$57,758	$82,055	$—	$141,339
Accounts receivable, net	—	60,734	36,601	(37,811)	59,524
Deferred tax assets	—	10,367	1,530	—	11,897
Other current assets	—	18,207	6,588	—	24,795

Total current assets	1,526	147,066	126,774	(37,811)	237,555

Property, plant, and equipment, net	—	12,002	2,502	—	14,504
Intangible assets, net	—	66,586	7,287	—	73,873
Goodwill	—	630,800	10,133	—	640,933
Investment in subsidiaries	(56,945)	74,294	—	(17,349)	—
Other assets	197	17,753	8,495	—	26,445

Total assets	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,247	$25,529	$27,109	$(37,811)	$17,074
Current portion of long-term debt	—	28,250	—	—	28,250
Accrued liabilities	—	60,063	15,454	—	75,517
Deferred revenues	—	63,156	18,418	—	81,574

Total current liabilities	2,247	176,998	60,981	(37,811)	202,415

Deferred tax liabilities	—	34,728	3,576	—	38,304
Long-term deferred revenue	—	8,582	1,561	—	10,143
Long-term debt	—	761,433	—	—	761,433
Other long-term liabilities	—	23,705	14,779	—	38,484

Total liabilities	2,247	1,005,446	80,897	(37,811)	1,050,779
Total shareholders’ equity (deficit)	(57,469)	(56,945)	74,294	(17,349)	(57,469)

Total liabilities and shareholders’ equity (deficit)	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Supplemental Condensed Consolidating Statement of Income (unaudited)

For the Three Months Ended March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$79,320	$43,181	$(7,797)	$114,704
Cost of revenues	—	34,150	18,555	(7,797)	44,908

Gross profit	—	45,170	24,626	—	69,796
Operating expenses:
Research and development	—	8,451	1,185	—	9,636
Selling, general and administrative	41	19,972	11,172	—	31,185
Amortization expense for acquired intangible assets	—	7,506	276	—	7,782
Restructuring charges	—	362	868	—	1,230

Total operating expenses	41	36,291	13,501	—	49,833

(Loss) income from operations	(41)	8,879	11,125	—	19,963
Interest and other income (expense), net	8	(15,206)	(2,547)	—	(17,745)

(Loss) income before income taxes	(33)	(6,327)	8,578	—	2,218
Provision for income taxes	—	223	234	—	457
Equity in earnings of subsidiaries	1,794	8,344	—	(10,138)	—

Net income (loss)	$1,761	$1,794	$8,344	$(10,138)	$1,761

For the Three Months Ended March 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$90,313	$41,101	$(6,604)	$124,810
Cost of revenues	—	39,610	17,407	(6,604)	50,413

Gross profit	—	50,703	23,694	—	74,397
Operating expenses:
Research and development	—	8,610	1,088	—	9,698
Selling, general and administrative	59	22,350	8,472	—	30,881
Amortization expense for acquired intangible assets	—	7,445	—	—	7,445
Restructuring charges	—	1,510	1,359	—	2,869

Total operating expenses	59	39,915	10,919	—	50,893

(Loss) income from operations	(59)	10,788	12,775	—	23,504
Interest and other income (expense), net	7	(14,434)	(1,908)	—	(16,335)

(Loss) income before income taxes	(52)	(3,646)	10,867	—	7,169
Provision for income taxes	—	1,740	86	—	1,826
Equity in earnings of subsidiaries	5,395	10,781	—	(16,176)	—

Net income (loss)	$5,343	$5,395	$10,781	$(16,176)	$5,343

Supplemental Condensed Consolidating Statement of Comprehensive Income (unaudited)

For the Three Months Ended March 31, 2012

Net income	1,761	1,794	8,344	(10,138)	1,761
Change in cumulative translation adjustment	—	628	643	(13)	1,258

Comprehensive income	$1,761	$2,422	$8,987	$(10,151)	$3,019

For the Three Months Ended March 31, 2011

Net income	5,343	5,395	10,781	(16,176)	5,343
Change in cumulative translation adjustment	—	386	38	(699)	(275)

Comprehensive income	$5,343	$5,781	$10,819	$(16,875)	$5,068

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Three Months Ended March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$9,058	$29,640	$—	$38,699

Investing activities:
Purchases of property and equipment	—	(927)	(435)	—	(1,362)

Net cash used in investing activities	—	(927)	(435)	—	(1,362)

Financing activities:
Repayment of borrowings	—	(1,250)	—	—	(1,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—

Net cash provided by (used in) financing activities	—	94	(1,344)	—	(1,250)
Effect of exchange rate changes on cash	—	—	1,272	—	1,272

Net change in cash and cash equivalents	1	8,225	29,133	—	37,359
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339

End of period	$1,527	$65,983	$111,188	$—	$178,698

For the Three Months Ended March 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$647	$43,657	$12,899	$—	$57,203

Investing activities:
Purchases of property and equipment	—	(900)	(72)	—	(972)

Net cash used in investing activities	—	(900)	(72)	—	(972)

Financing activities:
Repayment of borrowings	—	(1,250)	—	—	(1,250)
Repurchase of common stock	(647)	—	—	—	(647)

Net cash used in financing activities	(647)	(1,250)	—	—	(1,897)
Effect of exchange rate changes on cash	—	—	297	—	297

Net change in cash and cash equivalents	—	41,507	13,124	—	54,631
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$61,940	$77,535	$—	$141,001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this “Quarterly Report” on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K (File No. 333-170936).

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

Financial Summary

The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three months ended March 31, 2012 and 2011:

(Dollars in millions)	Three Months Ended March 31,
	2012	2011	2012	2011
Net revenues:
Product revenue	$20.4	$26.4	18%	21%
Services revenue	94.3	98.4	82%	79%

Total net revenues	114.7	124.8	100%	100%
Cost of revenues:
Cost of product revenue	5.6	8.0	5%	6%
Cost of services revenue	37.7	38.7	33%	31%
Amortization expense for acquired intangible assets	1.6	3.7	1%	3%

Total cost of revenues	44.9	50.4	39%	40%

Gross profit	69.8	74.4	61%	60%
Operating expenses:
Research and development	9.6	9.7	8%	8%
Selling, general and administrative	31.2	30.9	27%	25%
Amortization expense for acquired intangible assets	7.8	7.4	7%	6%
Restructuring charges	1.2	2.9	1%	2%

Total operating expenses	49.8	50.9	43%	41%

Income from operations	20.0	23.5	17%	19%
Interest and other expense, net	17.7	16.3	15%	13%

Income before income taxes	2.3	7.2	2%	6%
Provision for income taxes	0.5	1.8	0%	1%

Net income	$1.8	$5.3	2%	5%

Net Revenue

The following table presents the breakdown of net revenues between product and services revenue:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Product revenue	$20.4	$26.4	$(6.0)
Services revenue	94.3	98.4	(4.1)

Total	$114.7	$124.8	$(10.1)

Product revenue decreased $6.0 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to certain larger deals booked in 2010 that shipped in 2011, improving sales in the first quarter of 2011. Also, with the majority of migrations of our outbound Dialer customer base to Unified IP completed, we are now in the process of migrating our Automatic Call Distributor “ACD” customers, but we are experiencing lengthening decision and approval cycles as customers remain cautious with capital investments. Services revenue decreased $4.1 million during the three months ended March 31, 2012 as compared to the same period in the prior year, driven primarily by lower maintenance revenue as we are seeing slightly lower retention rates as a result of certain customer consolidations and competitive displacements.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
United States and Canada	$75.2	$82.4	$(7.2)
Latin America	4.4	2.4	2.0
Europe and Africa	25.3	29.6	(4.3)
Asia Pacific (including Middle East)	9.8	10.4	(0.6)

Total	$114.7	$124.8	$(10.1)

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended March 31,
	2012	2011	Change (pts)
United States and Canada	65.5%	65.9%	(0.4)
Latin America	3.9%	2.0%	1.9
Europe and Africa	22.1%	23.7%	(1.6)
Asia Pacific (including Middle East)	8.5%	8.4%	0.1

The decrease in United States and Canada net revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is a result of decreased product, maintenance, and professional services revenues of $3.2 million, $3.2 million, and $0.8 million, respectively. Lower product revenue is driven by decreases in our Signature products as well as our growth products (Unified IP and Workforce Optimization) of $2.1 million and $1.1 million, respectively, with slower than expected ACD migrations as customers remain cautious with capital investments. The decrease in maintenance revenue is primarily a result of lower retention rates driven by certain customer consolidations and competitive displacements. The decrease in professional services revenue is primarily due to the termination of a retainer agreement held with our Microsoft Professional Service group from a customer that has been downsizing and will now be using an offshore development firm for its ongoing services rather than Aspect.

Latin America net revenues increased $2.0 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This increase is driven primarily by the acquisition of Corsidian, which took place in July 2011.

Decreased net revenues in Europe and Africa for the three months ended March 31, 2012 compared to the same period in the prior year is a result of lower product and maintenance revenues of $3.0 million and $1.5 million, respectively, partially offset by increased professional services revenue of $0.2 million. Lower product revenue relates to decreases in our Signature and growth products of $0.7 million and $2.3 million, respectively, resulting from less add-on demand from our Signature base as they determine their migration strategy to our Unified IP solution. In addition, we are experiencing delays in ACD migrations orders as there continues to be some hesitancy with customers in releasing capital funding. Decreased maintenance revenue is primarily a result of lower retention rates along with weaker foreign currencies, primarily the British pound and Euro, which decreased revenue by $0.4 million. Increased professional services revenue is due to the completion of services for several new logo customers.

The decrease in Asia Pacific net revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is a result of lower product revenue of $1.4 million partially offset by increased maintenance and professional services revenues of $0.2 million and $0.6 million, respectively. Lower product revenue is primarily due to higher than anticipated discounts related to a new logo acquired through a competitive displacement. Professional services revenue is higher due to the implementation of a major migration effort for a strategic customer located in Singapore as well as new logo installations.

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Cost of product revenue	$5.6	$8.0	$(2.4)
Cost of services revenue	37.7	38.7	(1.0)
Amortization expense for acquired intangible assets	1.6	3.7	(2.1)

Total	$44.9	$50.4	$(5.5)

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended March 31,
	2012	2011	Change (pts)
Cost of product revenue	27.6%	30.3%	(2.7)
Cost of services revenue	40.0%	39.4%	0.6

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Product related costs	$4.1	$6.0	$(1.9)
Manufacturing operation costs	1.5	2.0	(0.5)

Total	$5.6	$8.0	$(2.4)

Product related costs decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to decreased product revenue and favorable margins as a result of a higher percentage of product sales related to growth products, which have higher software content. Manufacturing operation costs decreased during the three months ended March 31, 2012 compared to the same period in the prior year primarily due to increased shipping costs in 2011 related to stocking the Company’s new manufacturing and distribution center in Ireland.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Salary, benefits and other employee costs	$29.3	$29.8	$(0.5)
IT allocations	2.5	3.0	(0.5)
Facilities allocations	2.0	2.1	(0.1)
Telecommunications	0.2	0.3	(0.1)
Software support costs	2.9	2.5	0.4
Other	0.8	1.0	(0.2)

Total	$37.7	$38.7	$(1.0)

Cost of services revenue decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to decreased salary, benefits and other employee costs and decreased IT allocations offset partially by increased software support costs. Decreased salary, benefits and other employee costs are primarily driven by lower contractor expense in the Europe and Africa region. Decreased IT allocations are a result of favorable IT expenses primarily due to lower long distance and global network expenses related to lower usage, renegotiated rates, as well as retroactive billing credits due to the renegotiated contract. Increased software support costs are a result of additional maintenance related to third party product sold since the first quarter of 2011.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Amortization expense for acquired intangible assets	$1.6	$3.7	$(2.1)

During the three months ended March 31, 2012, amortization expense for acquired intangible assets decreased as compared to the three months ended March 31, 2011 due to certain assets becoming fully amortized.

Operating Expenses

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Research and development	$9.6	$9.7	$(0.1)
Selling, general and administrative	31.2	30.9	0.3
Amortization expense for acquired intangible assets	7.8	7.4	0.4
Restructuring charges	1.2	2.9	(1.7)

Total	$49.8	$50.9	$(1.1)

The decrease in operating expenses for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 is due to lower restructuring charges primarily related to realignment of the research and development organization in 2011. This decrease was partially offset by higher selling, general and administrative costs and amortization expense for acquired intangible assets attributable in part due to the Corsidian acquisition.

The following table shows operating expenses as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011	Change (pts)
Research and development	8.4%	7.8%	0.6
Selling, general and administrative	27.2%	24.7%	2.5
Amortization expense for acquired intangible assets	6.8%	6.0%	0.8
Restructuring charges	1.0%	2.3%	(1.3)

Total	43.4%	40.8%	2.6

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
Three Months Ended March 31, 2012
Product localization	$0.2
IT allocations	(0.1)
Facilities allocations	(0.2)

Total	$(0.1)

Research and development expenses for the three months ended March 31, 2012 decreased slightly as compared to the three months ended March 31, 2011 with decreased IT and facilities allocations partially offset by increased product localization. IT allocations decreased as a result of favorable long distance and global network expenses related to lower usage, renegotiated rates, as well as retroactive billing credits due to the renegotiated contract. Facilities allocations decreased due to favorable facilities expenses largely as a result of lower rents at our U.K. and Germany facilities. Increased product localization expense is due to the international release of Workforce Management 7.4.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)
Three Months Ended March 31, 2012
Salary, benefits and other employee costs	$1.0
Discretionary marketing expenses	0.2
Legal fees	(1.7)
Bad debt	0.6
Other	0.2

Total	$0.3

Salary, benefits and other employee costs increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to additional salary expense mostly related to the Corsidian acquisition in July 2011 along with increased headcount related to additional investment in the sales and marketing functions. These increases were partially offset by lower compensation costs primarily due to reduced management bonuses and the elimination of the 401K match and employee profit sharing expense in 2012.

For the three months ended March 31, 2012, discretionary marketing expenses were higher than for the three months ended March 31, 2011 related to increased public relations expenses in Europe from conducting a European survey to raise the company profile and help identify technology adoption trends.

Legal fees decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, mainly as a result of higher costs in 2011 related to an unfavorable litigation judgment in the first quarter of 2011.

The change in bad debt expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is driven by lower bad debt expense in 2011 due to reversal of expenses as a result of successful collection efforts on certain receivables that were previously reserved.

Amortization Expense for Acquired Intangible Assets

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Amortization expense for acquired intangible assets	$7.8	$7.4	$0.4

During the three months ended March 31, 2012, amortization expense for acquired intangible assets increased as compared to the three months ended March 31, 2011 due to the amortization of intangible assets from the Corsidian acquisition.

Restructuring Charges

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Restructuring expense	$1.2	$2.9	$(1.7)

Restructuring charges decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a restructuring of the research and development organization in the first quarter of 2011 as we rebalanced our resource profile across certain functions in order to fund additional investment in the sales and marketing functions. In addition, the Company established a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs in the first quarter of 2011. These decreases are partially offset by restructuring of our frontline professional services and support organization so Aspect could realign, invest and hire the skill sets necessary to better meet customer experience expectations. In addition, there were restructuring charges relating to the reduced office space in the UK during the first quarter of 2012.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Interest expense, net	$16.7	$17.2	$(0.5)
Exchange rate (gain)/loss	1.1	(0.8)	1.9
Other income, net	(0.1)	(0.1)	—

Total interest and other expense, net	$17.7	$16.3	$1.4

Interest expense for the three months ended March 31, 2012 decreased as compared to the three months ended March 31, 2011 due to lower debt levels resulting from $11.5 million of principal payments since March 31, 2011. Also, in the first quarter of 2011, there was $0.3 million in interest related to a settlement of litigation.

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, exchange rate (gain) loss was unfavorable primarily due to the strengthening of the United States dollar against foreign currencies.

Other income, net for the three months ended March 31, 2012 was consistent with the same period in 2011.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2012 and 2011:

(Dollars in millions)	Three Months Ended March 31,
	2012	2011	Change
Provision for income taxes	$0.5	$1.8	$(1.3)
Effective tax rate	20.6%	25.5%	(4.9)

The decrease in the provision for income taxes for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to the earnings of our affiliates in Ireland and other low tax jurisdictions, as well as a benefit from an adjustment to an IRS audit liability related to a recently completed audit. These were partially offset by additions to the Company’s reserves for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Three Months Ended March 31,
	2012	2011	Change ($)
Beginning cash and cash equivalents	$141.3	$86.4	$54.9
Net cash provided by operating activities	38.7	57.2	(18.5)
Net cash used in investing activities	(1.4)	(1.0)	(0.4)
Net cash used in financing activities	(1.2)	(1.9)	0.7
Effect of exchange rate changes	1.3	0.3	1.0

Ending cash and cash equivalents	$178.7	$141.0	$37.7

Net Cash Provided by Operating Activities

Net cash flows provided by operating activities include net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities decreased $18.5 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to the following:

(In millions)	Change ($)
Net income, net of non-cash related items	$(3.9)
Changes in operating assets and liabilities	(14.6)

$(18.5)

Net cash flows from operating activities decreased primarily as a result of lower net income and a decrease in the change in accounts receivable driven by collections in the first quarter of 2011, which was driven by higher billings in 2010.

Net Cash Used In Investing Activities

(In millions)	Change ($)
Purchases of property and equipment	$(0.4)

Net cash used in investing activities increased $0.4 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, due to increased capital spending primarily related to training equipment for the Latin America region associated with the Corsidian acquisition and the expansion of direct presence in Latin America. In addition, we invested in additional lab and testing equipment for our research and development efforts.

Net Cash Used In Financing Activities

(In millions)	Change ($)
Repurchase of common stock	$0.7

Net cash used in financing activities decreased $0.7 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to the repurchase of common stock in 2011. During 2011, we provided our employees an opportunity to exercise certain expiring stock options without outlaying cash to pay the exercise price and withholding taxes. We repurchased a portion of their common stock at fair market value to satisfy the obligations for the common stock purchase and the withholding taxes.

Net Working Capital

Net working capital increased $17.6 million as of March 31, 2012, as compared to March 31, 2011, due to the following:

(In millions)	Change ($)
Increase in cash and cash equivalents	$37.7
Decrease in accounts receivable	(1.5)
Decrease in other current assets	(1.8)
Decrease in accounts payable/accrued expenses	1.4
Increase in current portion of debt	(20.5)
Decrease in deferred revenue	2.3

$17.6

Debt Covenants

We were in compliance with all of our financial debt covenants as of March 31, 2012.

Off-Balance Sheet Arrangements

In our Annual Report on Form 10-K (333-170936), we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2011.

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

During the first three months of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).

Item 3. Quantitative and Qualitative Disclosure of Market Risks

During the first three months of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to the Risk Factors section included in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following materials from the Aspect Software Group Holdings, LTD. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

*	Filed herewith
**	Furnished herewith
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Michael J. Provenzano III
Michael J. Provenzano III, Executive Vice President and Chief Financial Officer