Form 10-Q
period 2012-06-30
Aspect Software Group Holdings Ltd.
filed 2012-08-14
CIK 1506546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

The following number of shares of each of the registrant’s classes of common shares were outstanding as of July 31, 2012:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Aspect Software Group Holdings Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$146,190	$141,339
Accounts receivable (net of allowances of $2,971 and $3,406, respectively)	45,406	59,524
Deferred tax assets	6,324	11,897
Other current assets	21,894	24,795

Total current assets	219,814	237,555

Property, plant, and equipment, net	13,543	14,504
Intangible assets, net	55,480	73,873
Goodwill	640,437	640,933
Other assets	24,908	26,445

Total assets	$954,182	$993,310

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,652	$17,074
Current portion of long-term debt	—	28,250
Accrued liabilities	48,159	75,517
Deferred revenues	105,947	81,574

Total current liabilities	163,758	202,415

Deferred tax liabilities	48,771	38,304
Long-term deferred revenue	8,588	10,143
Long-term debt(1)	761,451	761,433
Other long-term liabilities	36,889	38,484

Total liabilities	1,019,457	1,050,779

Commitments and contingencies (Note 8 and 9)

Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,251	13,678
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(5,441)	(5,764)
Accumulated deficit	(68,746)	(60,044)

Total shareholders’ deficit	(65,275)	(57,469)

Total liabilities and shareholders’ deficit	$954,182	$993,310

(1)	$50.0 million held by a related party as of June 30, 2012 and December 31, 2011. $3.4 million held by a minority shareholder as of June 30, 2012 and December 31, 2011—see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net revenues:
Product revenue	$13,361	$32,399	$33,744	$58,847
Services revenue	93,551	100,730	187,872	199,092

Total net revenues	106,912	133,129	221,616	257,939

Cost of revenues:
Cost of product revenue	7,170	8,078	12,795	16,097
Cost of services revenue	37,456	40,483	75,202	79,208
Amortization expense for acquired intangible assets	1,337	3,669	2,874	7,339

Total cost of revenues	45,963	52,230	90,871	102,644

Gross profit	60,949	80,899	130,745	155,295

Operating expenses:
Research and development	10,025	9,719	19,661	19,417
Selling, general and administrative	31,488	34,577	62,673	65,458
Amortization expense for acquired intangible assets	7,663	7,503	15,445	14,947
Restructuring charges (credits)	1,105	(124)	2,335	2,745

Total operating expenses	50,281	51,675	100,114	102,567

Income from operations	10,668	29,224	30,631	52,728
Interest and other expense, net	(16,826)	(16,676)	(34,571)	(33,011)

(Loss) income before income taxes	(6,158)	12,548	(3,940)	19,717
Provision for income taxes	4,305	2,830	4,762	4,656

Net (loss) income	$(10,463)	$9,718	$(8,702)	$15,061

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net (loss) income	$(10,463)	$9,718	$(8,702)	$15,061
Change in cumulative translation adjustment	(935)	(435)	323	(710)

Comprehensive (loss) income	$(11,398)	$9,283	$(8,379)	$14,351

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss (unaudited)

(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2011	235,065,951	$4	$13,678	(4,943,370)	$(4,918)	$(425)	$(5,764)	$(60,044)	$(57,469)
Net income	—	—	—	—	—	—	—	(8,702)	(8,702)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	323	—	323

Comprehensive income									$(8,379)

Stock-based compensation expense	—	—	573	—	—	—	—	—	573

Balance at June 30, 2012	235,065,951	$4	$14,251	(4,943,370)	$(4,918)	$(425)	$(5,441)	$(68,746)	$(65,275)

See accompanying notes.

Aspect Software Group Holdings Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
(in thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(8,702)	$15,061
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	3,616	4,320
Amortization expense for acquired intangible assets	18,319	22,286
Non-cash interest expense	1,991	2,023
Non-cash compensation expense	573	431
Increase to accounts receivable allowances	594	386
Deferred income taxes	17,233	(5,508)
Changes in operating assets and liabilities:
Accounts receivable	13,478	19,952
Other current assets and other assets	1,184	(3,943)
Accounts payable	(7,411)	(5,185)
Accrued liabilities and other liabilities	(28,245)	(1,319)
Deferred revenues	22,975	21,349

Net cash and cash equivalents provided by operating activities	35,605	69,853

Cash flows from investing activities:
Purchases of property and equipment	(2,710)	(1,719)

Net cash and cash equivalents used in investing activities	(2,710)	(1,719)

Cash flows from financing activities:
Repayment of borrowings	(28,250)	(4,000)
Repurchase of common stock	—	(619)
Proceeds received from issuance of ordinary shares	—	7

Net cash and cash equivalents used in financing activities	(28,250)	(4,612)

Effect of exchange rate changes on cash	206	(224)

Net increase in cash and cash equivalents	4,851	63,298
Cash and cash equivalents:
Beginning of period	141,339	86,370

End of period	$146,190	$149,668

Supplemental disclosure of cash flow information
Cash paid for interest	$31,396	$31,538

Cash paid for income taxes	$2,716	$9,026

See accompanying notes.

Aspect Software Group Holdings Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS

Description of Business

Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries, “Aspect Software” or the “Company”), provides multi-channel customer contact and Microsoft platform solutions to bring people and information together to improve the customer experience. The Company’s technologies streamline and enhance customer-facing business processes by optimizing workflows and automating smarter business processes across the contact center and related functions. The Company offers the business and technology expertise to bring Microsoft SharePoint, CRM and Lync platforms together with unified multi-channel communications and effective people management to enrich customer interactions.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2—REVENUE RECOGNITION

The Company derives its revenue primarily from two sources: (i) product revenues, which typically include perpetual software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from products and services have been derived from sales to end users through the Company’s direct sales force, distributors, and resellers.

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

Product revenue for software licenses sold on a perpetual basis, along with hardware, is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Product revenue for software sold on a non-perpetual basis (Rental or Subscription) is recognized ratably over the license term.

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

NOTE 3—EQUITY

Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of services	$6	$8	$14	$69
Research and development	6	3	11	33
Selling, general and administrative	424	66	548	329

Total	$436	$77	$573	$431

NOTE 4—FAIR VALUE

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of June 30, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$146,190	$146,190	$—	$—

Liabilities
Accrued restructuring—facilities	$600	—	$600	—

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

NOTE 5—DERIVATIVES

The Company’s first lien credit facility requires that the Company enter into one or more hedge instrument agreements for a minimum period of three years on fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a one year LIBOR interest rate cap at 5% in the second quarter of 2012 as well as a one year LIBOR interest rate cap at 5% in the third quarter of 2010.

The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded a loss of approximately $18 thousand and $19 thousand for the three and six months ended June 30, 2012, respectively. The losses recorded for the three and six months ended June 30, 2011 were $0.1 million and $0.2 million, respectively.

Derivatives held by the Company as of June 30, 2012 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—
Interest rate cap	$250,000	September 3, 2010	November 7, 2012	5.0%	$—

NOTE 6—GOODWILL

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2011	$640,933
Adjustments within the measurement period	(598)
Foreign currency translation	102

Balance as of June 30, 2012	$640,437

NOTE 7—INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company’s tax structure and near breakeven projection for the year result in minor changes in estimated annual ordinary income having significant effects on the estimated annual effective tax rate. Therefore, the precision required in estimating the annual effective tax rate is so high that it is not practical for the Company to make a reliable estimate for this purpose. In this situation, the Company has appropriately provided for income tax based on the actual effective tax rate for the year to date results. If the Company is able to make a reliable estimate of its annual effective tax rate in future periods, then as required by ASC 740, the Company will utilize that rate to provide for income taxes on a current year-to-date basis. If the Company continues to be unable to make a reliable estimate of its annual effective tax rate in future periods, the Company expects to follow a consistent methodology as applied for the three months ended June 30, 2012.

The Company’s provision for income taxes was $4.3 million on a loss before income taxes of $6.2 million, resulting in an effective tax rate of -69.9% for the second quarter of 2012. The Company’s provision for income taxes was $4.8 million on a loss before income taxes of $3.9 million, resulting in an effective tax rate of -120.85% for the first six months of 2012. The effective tax rate differs from the statutory rate primarily due to the impact of a partial valuation allowance of $11.6 million recorded against the Company’s U.S. deferred tax assets in the second quarter of 2012, which was partially offset by the benefit of losses generated in the U.S., which the Company believes will be realized as a result of the reversal of taxable temporary differences, releases of ASC740-10 reserves for uncertain tax positions of $1.4 million, the benefit of foreign operations in lower tax jurisdictions and a benefit from an adjustment to a liability for a recently settled Internal Revenue Service (“IRS”) audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had accrued approximately $8.2 million and $7.4 million, respectively for potential interest and penalties related to uncertain tax positions.

The Company evaluates the recoverability of deferred tax assets by weighing all available evidence to arrive at a conclusion as to whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. Significant judgment is required to evaluate the weight of the positive and negative evidence. When assessing the recoverability of the deferred tax assets, the Company considers:

•	The nature and frequency of cumulative financial reporting losses in recent years

•	Future reversals of existing taxable temporary differences

•	Future taxable income exclusive of reversing temporary differences

•	Tax planning strategies that the Company would consider implementing, if needed

During this evaluation, it was determined that the U.S. loss incurred for the second quarter of 2012 resulted in a three year cumulative loss position being projected for the current fiscal year in the U.S. This determination, as well as a number of other factors resulted in the Company concluding that such deferred tax assets were not more likely than not realizable and accordingly, in the second quarter of 2012 a valuation allowance of $11.6 million has been recorded against the total deferred tax assets of $25.2 million. The Company believes the remaining $13.6 million of deferred tax assets more likely than not will be realized based on future reversals of taxable temporary differences and cumulative financial reporting losses in recent years. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.

In 2010 the IRS completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications. The Company contested the assessment at the IRS Office of Appeals and effectively settled all such issues raised in the audit between the fourth quarter of 2011 and third quarter of 2012. As a result, the Company released all ASC 740-10 reserves for those issues that were considered to be effectively settled and accrued a federal and state income tax liability related to the settlement for the year ended December 31, 2011. As of June 30, 2012, the Company had accrued federal and state income tax liabilities of $4.1 million included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. As a result of the signed closing agreement, the Company anticipates releasing $2.4 million of ASC 740-10 reserves related to tax positions that were not effectively settled until the closing agreement was signed in the three months ended September 30, 2012.

The tax years 2009 and forward remain open to federal examination. Tax years 2006 and forward remain open to state and international examination in most jurisdictions, while tax years 2002 and forward remain open to examination by taxing authorities in France and Germany.

NOTE 8—RESTRUCTURING

During 2012, the Company recorded restructuring provisions related to the consolidation of certain facility leases as well as costs associated with realignment and a reduction of the Company’s workforce. In the first six months of 2012, the Company realigned certain functions to better accommodate the needs of its customers and also implemented cost reduction initiatives as a result of lower revenue volume. In addition, the Company reduced its office space in the U.K. during the first quarter of 2012. These initiatives impacted headcount by 88 employees. The Company expects all severance payments to be made within the next 12 months. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance at December 31, 2011	$798	$357	$1,155
Provisions	1,635	690	2,325
Interest accretion	—	10	10
Payments and adjustments	(731)	(457)	(1,188)

Balance at June 30, 2012	$1,702	$600	$2,302

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

NOTE 10—RELATED PARTY TRANSACTIONS

The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended June 30, 2012 and 2011 and $1.0 million for the six months ended June 30, 2012 and 2011. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of operations, with a related accrued expense amount of $0.5 million as of June 30, 2012 and December 31, 2011.

The Company invoiced a minority shareholder $0.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2012 and $0.1 million and $0.3 million, respectively, during the three and six months ended June 30, 2011 for product and services provided to the minority shareholder. Additionally, the Company had $3.4 million of debt outstanding which was held by the minority shareholder at June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.7 million during the six months ended June 30, 2012 and 2011. The Company had accrued interest expense of approximately $0.7 million related to certain Class L shareholders second lien credit facility holdings as of June 30, 2012 and December 31, 2011.

NOTE 11—SUBSEQUENT EVENTS

On August 1, 2012, the Company appointed Stewart M. Bloom as President and Chief Executive Officer. Mr. Bloom succeeds Jim Foy, who will continue his service with the Company as Executive Chairman of the board of directors. Mr. Bloom was also elected to the board of directors on August 1, 2012. On July 31, 2012, Mohamad Ali, the former chief executive officer of the Company’s Workforce Optimization Division, resigned effective August 2, 2012, to pursue other interests. The Company will incur approximately $0.6 million of severance expense during the third quarter of 2012 related to these events.

As disclosed in Note 7, in July 2012 the Company signed a final IRS closing agreement completing the audit of its 2005 federal income tax return.

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS

The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011.

Supplemental Condensed Consolidating Balance Sheet (unaudited)

June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$25,267	$119,396	$—	$146,190
Accounts receivable, net	—	52,724	21,264	(28,582)	45,406
Deferred tax assets	—	5,838	486	—	6,324
Other current assets	—	14,574	7,320	—	21,894

Total current assets	1,527	98,403	148,466	(28,582)	219,814

Property, plant, and equipment, net	—	11,367	2,176	—	13,543
Intangible assets, net	—	48,912	6,568	—	55,480
Goodwill	—	630,800	9,637	—	640,437
Investment in subsidiaries	(64,685)	89,354	—	(24,669)	—
Other assets	212	14,692	10,004	—	24,908

Total assets	$(62,946)	$893,528	$176,851	$(53,251)	$954,182

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,329	$10,029	$25,876	$(28,582)	$9,652
Accrued liabilities	—	38,141	10,018	—	48,159
Deferred revenues	—	75,594	30,353	—	105,947

Total current liabilities	2,329	123,764	66,247	(28,582)	163,758

Deferred tax liabilities	—	44,116	4,655	—	48,771
Long-term deferred revenue	—	6,851	1,737	—	8,588
Long-term debt	—	761,451	—	—	761,451
Other long-term liabilities	—	22,031	14,858	—	36,889

Total liabilities	2,329	958,213	87,497	(28,582)	1,019,457
Total shareholders’ equity (deficit)	(65,275)	(64,685)	89,354	(24,669)	(65,275)

Total liabilities and shareholders’ equity (deficit)	$(62,946)	$893,528	$176,851	$(53,251)	$954,182

Supplemental Condensed Consolidating Balance Sheet (unaudited)

December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$57,758	$82,055	$—	$141,339
Accounts receivable, net	—	60,734	36,601	(37,811)	59,524
Deferred tax assets	—	10,367	1,530	—	11,897
Other current assets	—	18,207	6,588	—	24,795

Total current assets	1,526	147,066	126,774	(37,811)	237,555

Property, plant, and equipment, net	—	12,002	2,502	—	14,504
Intangible assets, net	—	66,586	7,287	—	73,873
Goodwill	—	630,800	10,133	—	640,933
Investment in subsidiaries	(56,945)	74,294	—	(17,349)	—
Other assets	197	17,753	8,495	—	26,445

Total assets	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,247	$25,529	$27,109	$(37,811)	$17,074
Current portion of long-term debt	—	28,250	—	—	28,250
Accrued liabilities	—	60,063	15,454	—	75,517
Deferred revenues	—	63,156	18,418	—	81,574

Total current liabilities	2,247	176,998	60,981	(37,811)	202,415

Deferred tax liabilities	—	34,728	3,576	—	38,304
Long-term deferred revenue	—	8,582	1,561	—	10,143
Long-term debt	—	761,433	—	—	761,433
Other long-term liabilities	—	23,705	14,779	—	38,484

Total liabilities	2,247	1,005,446	80,897	(37,811)	1,050,779
Total shareholders’ equity (deficit)	(57,469)	(56,945)	74,294	(17,349)	(57,469)

Total liabilities and shareholders’ equity (deficit)	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Supplemental Condensed Consolidating Statement of Operations (unaudited)

For the Three Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$75,204	$36,945	$(5,237)	$106,912
Cost of revenues	—	37,155	14,045	(5,237)	45,963

Gross profit	—	38,049	22,900	—	60,949
Operating expenses:
Research and development	—	8,644	1,381	—	10,025
Selling, general and administrative	41	19,448	11,999	—	31,488
Amortization expense for acquired intangible assets	—	7,403	260	—	7,663
Restructuring charges (releases)	—	1,169	(64)	—	1,105

Total operating expenses	41	36,664	13,576	—	50,281

(Loss) income from operations	(41)	1,385	9,324	—	10,668
Interest and other income (expense), net	8	(11,808)	(5,026)	—	(16,826)

(Loss) income before income taxes	(33)	(10,423)	4,298	—	(6,158)
Provision for (benefit from) income taxes	—	5,153	(848)	—	4,305
Equity in earnings (losses) of subsidiaries	(10,430)	5,146	—	5,284	—

Net (loss) income	$(10,463)	$(10,430)	$5,146	$5,284	$(10,463)

For the Three Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$97,061	$41,864	$(5,796)	$133,129
Cost of revenues	—	40,979	17,047	(5,796)	52,230

Gross profit	—	56,082	24,817	—	80,899
Operating expenses:
Research and development	—	8,472	1,247	—	9,719
Selling, general and administrative	48	20,550	13,979	—	34,577
Amortization expense for acquired intangible assets	—	7,503	—	—	7,503
Restructuring charges	—	—	(124)	—	(124)

Total operating expenses	48	36,525	15,102	—	51,675

(Loss) income from operations	(48)	19,557	9,715	—	29,224
Interest and other income (expense), net	7	(15,483)	(1,200)	—	(16,676)

(Loss) income before income taxes	(41)	4,074	8,515	—	12,548
Provision for income taxes	—	2,502	328	—	2,830
Equity in earnings of subsidiaries	9,759	8,187	—	(17,946)	—

Net income	$9,718	$9,759	$8,187	$(17,946)	$9,718

Supplemental Condensed Consolidating Statement of Operations (unaudited)

For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$154,524	$80,126	$(13,034)	$221,616
Cost of revenues	—	71,305	32,600	(13,034)	90,871

Gross profit	—	83,219	47,526	—	130,745
Operating expenses:
Research and development	—	17,095	2,566	—	19,661
Selling, general and administrative	82	39,420	23,171	—	62,673
Amortization expense for acquired intangible assets	—	14,909	536	—	15,445
Restructuring charges	—	1,531	804	—	2,335

Total operating expenses	82	72,955	27,077	—	100,114

(Loss) income from operations	(82)	10,264	20,449	—	30,631
Interest and other income (expense), net	16	(27,014)	(7,573)	—	(34,571)

(Loss) income before income taxes	(66)	(16,750)	12,876	—	(3,940)
Provision for (benefit from) income taxes	—	5,378	(616)	—	4,762
Equity in earnings (losses) of subsidiaries	(8,636)	13,492	—	(4,856)	—

Net (loss) income	$(8,702)	$(8,636)	$13,492	$(4,856)	$(8,702)

For the Six Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$187,419	$82,920	$(12,400)	$257,939
Cost of revenues	—	80,591	34,453	(12,400)	102,644

Gross profit	—	106,828	48,467	—	155,295
Operating expenses:
Research and development	—	17,082	2,335	—	19,417
Selling, general and administrative	106	42,899	22,453	—	65,458
Amortization expense for acquired intangible assets	—	14,947	—	—	14,947
Restructuring charges	—	1,510	1,235	—	2,745

Total operating expenses	106	76,438	26,023	—	102,567

(Loss) income from operations	(106)	30,390	22,444	—	52,728
Interest and other income (expense), net	15	(29,918)	(3,108)	—	(33,011)

(Loss) income before income taxes	(91)	472	19,336	—	19,717
Provision for income taxes	—	4,242	414	—	4,656
Equity in earnings of subsidiaries	15,152	18,922	—	(34,074)	—

Net income	$15,061	$15,152	$18,922	$(34,074)	$15,061

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(10,463)	$(10,430)	$5,146	$5,284	$(10,463)
Change in cumulative translation adjustment	—	(395)	(551)	11	(935)

Comprehensive (loss) income	$(10,463)	$(10,825)	$4,595	$5,295	$(11,398)

For the Three Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$9,718	$9,759	$8,187	$(17,946)	$9,718
Change in cumulative translation adjustment	—	(218)	(285)	68	(435)

Comprehensive income	$9,718	$9,541	$7,902	$(17,878)	$9,283

For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,702)	$(8,636)	$13,492	$(4,856)	$(8,702)
Change in cumulative translation adjustment	—	233	92	(2)	323

Comprehensive (loss) income	$(8,702)	$(8,403)	$13,584	$(4,858)	$(8,379)

For the Six Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$15,061	$15,152	$18,922	$(34,074)	$15,061
Change in cumulative translation adjustment	—	168	(247)	(631)	(710)

Comprehensive income	$15,061	$15,320	$18,675	$(34,705)	$14,351

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)

For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1	$(3,508)	$39,112	$—	$35,605

Investing activities:
Purchases of property and equipment	—	(2,077)	(633)	—	(2,710)

Net cash used in investing activities	—	(2,077)	(633)	—	(2,710)

Financing activities:
Repayment of borrowings	—	(28,250)	—	—	(28,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—

Net cash used in financing activities	—	(26,906)	(1,344)	—	(28,250)
Effect of exchange rate changes on cash	—	—	206	—	206

Net change in cash and cash equivalents	1	(32,491)	37,341	—	4,851
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339

End of period	$1,527	$25,267	$119,396	$—	$146,190

For the Six Months Ended June 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$612	$35,886	$33,355	$—	$69,853

Investing activities:
Purchases of property and equipment	—	(1,404)	(315)	—	(1,719)

Net cash used in investing activities	—	(1,404)	(315)	—	(1,719)

Financing activities:
Repayment of borrowings	—	(4,000)	—	—	(4,000)
Repurchase of common stock for payment of employee taxes on options exercised	(619)	—	—	—	(619)
Proceeds received from issuance of ordinary shares	7	—	—	—	7

Net cash used in financing activities	(612)	(4,000)	—	—	(4,612)
Effect of exchange rate changes on cash	—	—	(224)	—	(224)

Net change in cash and cash equivalents	—	30,482	32,816	—	63,298
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370

End of period	$1,526	$50,915	$97,227	$—	$149,668

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this “Quarterly Report”, and in conjunction with our Annual Report on Form 10-K (File No. 333-170936).

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

There have been significant challenges to face this year regarding the state of the global economy with respect to persistent high unemployment, modest economic growth and the Eurozone crisis, all of which are contributing to low global economic growth. As a result, we are hearing a more cautious tone from our customers regarding their spending outlook. In addition, Signature Dialer migrations, which accounted for nearly 25% of our product bookings in 2011, are substantially complete and we do not expect to see these sizable Dialer migration deals to reoccur in 2012. We are now in the process of migrating our Automatic Call Distributor customer base to Unified IP, but are experiencing lengthening decision and approval cycles as customers remain cautious with capital investments. These economic and market challenges combined with the successful migration of the majority of our Signature Dialer base to Unified IP in 2011 have negatively impacted our sales for 2012.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below.

Financial Summary

The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and six months ended June 30, 2012 and 2011:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues:
Product revenue	$13.4	$32.4	13%	24%	$33.7	$58.8	15%	23%
Services revenue	93.5	100.7	87%	76%	187.9	199.1	85%	77%

Total net revenues	106.9	133.1	100%	100%	221.6	257.9	100%	100%
Cost of revenues:
Cost of product revenue	7.2	8.1	7%	6%	12.8	16.1	6%	6%
Cost of services revenue	37.4	40.4	35%	30%	75.2	79.2	34%	31%
Amortization expense for acquired intangible assets	1.3	3.7	1%	3%	2.9	7.3	1%	3%

Total cost of revenues	45.9	52.2	43%	39%	90.9	102.6	41%	40%

Gross profit	61.0	80.9	57%	61%	130.7	155.3	59%	60%
Operating expenses:
Research and development	10.0	9.7	9%	7%	19.7	19.4	9%	8%
Selling, general and administrative	31.5	34.6	30%	26%	62.7	65.6	28%	25%
Amortization expense for acquired intangible assets	7.7	7.5	7%	6%	15.4	14.9	7%	6%
Restructuring charges	1.1	(0.1)	1%	0%	2.3	2.7	1%	1%

Total operating expenses	50.3	51.7	47%	39%	100.1	102.6	45%	40%

Income from operations	10.7	29.2	10%	22%	30.6	52.7	14%	20%
Interest and other expense, net	(16.9)	(16.7)	-16%	-13%	(34.6)	(33.0)	-16%	-12%

(Loss) income before income taxes	(6.2)	12.5	-6%	9%	(4.0)	19.7	-2%	8%
Provision for income taxes	4.3	2.8	4%	2%	4.7	4.6	3%	2%

Net (loss) income	$(10.5)	$9.7	-10%	7%	$(8.7)	$15.1	-4%	6%

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

The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Income from operations	$10.7	$29.2	$(18.5)	$30.6	$52.7	$(22.1)
Depreciation and amortization	10.9	13.3	(2.4)	21.9	26.6	(4.7)
Stock based compensation	0.4	0.1	0.3	0.6	0.4	0.2
Sponsor management fees	0.5	0.5	—	1.0	1.0	—
Other (1)	2.3	2.5	(0.2)	5.1	2.9	2.2

Adjusted EBITDA	$24.8	$45.6	$(20.8)	$59.2	$83.6	$(24.4)

(1)	These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants including acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges

Net Revenue

The following table presents the breakdown of net revenues between product and services revenue:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Product revenue	$13.4	$32.4	$(19.0)	$33.7	$58.8	$(25.1)
Services revenue	93.5	100.7	(7.2)	187.9	199.1	(11.2)

Total	$106.9	$133.1	$(26.2)	$221.6	$257.9	$(36.3)

Product revenue decreased during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 by $19.0 million and $25.1 million, respectively. With the majority of migrations of our Dialer customer base to Unified IP completed, we are now in the process of migrating our Automatic Call Distributor (ACD) customers, but we continue to experience lengthening decision and approval cycles as economic uncertainty has resulted in customers remaining cautious with capital investments. In the second quarter of 2011, we had higher revenues driven by several significant expansion orders, two large Dialer migrations, and an ACD migration. In addition, certain larger deals booked in 2010 that shipped in 2011 improved sales in the first quarter of 2011.

The decline in services revenue for the three and six months ended June 30, 2012 as compared to the same periods in the prior year is comprised of lower maintenance revenue of $5.0 million and $9.1 million, respectively, and lower professional services revenue of $2.2 million and $2.1 million, respectively. The decrease in maintenance revenue is primarily driven by customer consolidations due to agent downsizing and license decommissioning as well as competitive displacements, which in some cases customers began migrating to the competitive platform in previous years and completed the migration during the first half of 2012. In addition, the lower volume of product bookings in 2012 drove lower first year maintenance revenue. The decrease in professional services revenue is primarily a result of reduced product volume as a majority of our customers also purchase installation services with their product order.

Revenue by Geography

The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
United States and Canada	$70.6	$88.6	$(18.0)	$145.8	$170.9	$(25.1)
Latin America	5.2	3.3	1.9	9.6	5.8	3.8
Europe and Africa	21.5	29.5	(8.0)	46.9	59.1	(12.2)
Asia Pacific (including Middle East)	9.6	11.7	(2.1)	19.3	22.1	(2.8)

Total	$106.9	$133.1	$(26.2)	$221.6	$257.9	$(36.3)

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change (pts)	2012	2011	Change (pts)
United States and Canada	66.0%	66.5%	(0.5)	65.8%	66.3%	(0.5)
Latin America	4.9%	2.5%	2.4	4.3%	2.2%	2.1
Europe and Africa	20.1%	22.2%	(2.1)	21.2%	22.9%	(1.7)
Asia Pacific (including Middle East)	9.0%	8.8%	0.2	8.7%	8.6%	0.1

The decrease in United States and Canada net revenues for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily related to lower product volume as a result of the prior year containing a higher volume of expansion and Dialer migration orders. Favorable net revenues for Latin America for the three and six month periods are driven primarily by the acquisition of Corsidian, which took place in July 2011. The decrease in Europe and Africa net revenues for the three and six months ended June 30, 2012 compared to the same periods in the prior year is driven by lower product revenue primarily due to declining add-on demand from our Signature base as customers delay purchases while they determine their migration strategy. In addition, continued economic uncertainty has resulted in some hesitancy with customers in releasing capital funding. The decrease in Asia Pacific net revenues for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily driven by lower product revenue primarily due to stronger Dialer migrations and expansion orders in 2011.

Cost of Revenue

The following table presents the breakdown of cost of revenues between product and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Cost of product revenue	$7.2	$8.1	$(0.9)	$12.8	$16.1	$(3.3)
Cost of services revenue	37.4	40.4	(3.0)	75.2	79.2	(4.0)
Amortization expense for acquired intangible assets	1.3	3.7	(2.4)	2.9	7.3	(4.4)

Total	$45.9	$52.2	$(6.3)	$90.9	$102.6	$(11.7)

The following table shows cost of revenue as a percentage of related revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change (pts)	2012	2011	Change (pts)
Cost of product revenue	53.7%	25.0%	28.7	38.0%	27.4%	10.6
Cost of services revenue	40.0%	40.1%	(0.1)	40.0%	39.8%	0.2

Cost of Product Revenue

A summary of cost of product revenue is as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Product related costs	$5.7	$6.1	$(0.4)	$9.8	$12.1	$(2.3)
Manufacturing operation costs	1.5	2.0	(0.5)	3.0	4.0	(1.0)

Total	$7.2	$8.1	$(0.9)	$12.8	$16.1	$(3.3)

Product related costs decreased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to decreased product revenue. This decrease was partially offset by a $2.3 million increase in inventory reserves relating to excess Signature inventory on hand based upon the significant decrease in anticipated future sales of our Signature product. Manufacturing operation costs decreased during the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to higher shipping costs in 2011 related to stocking our new manufacturing and distribution center in Ireland.

Cost of Services Revenue

A summary of the change in cost of services revenue is as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Salary, benefits and other employee costs	$29.0	$31.4	$(2.4)	$58.3	$61.2	$(2.9)
IT allocations	2.5	3.0	(0.5)	5.0	6.1	(1.1)
Facilities allocations	1.8	2.2	(0.4)	3.9	4.3	(0.4)
Other	4.1	3.8	0.3	8.0	7.6	0.4

Total	$37.4	$40.4	$(3.0)	$75.2	$79.2	$(4.0)

The decrease in salary, benefits and other employee costs for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily relate to reduced staffing as a result of the restructuring of the professional services and support organizations in the first quarter of 2012 so we could realign, invest and hire the skill sets necessary to better meet customer experience expectations. In addition, there were lower bonuses, commissions, and benefit expenses in 2012 as compared to the prior year. The decrease in IT allocations for the three and six months ended June 30, 2012 compared to the same periods in the prior year are a result of lower long distance and global network expenses related to lower usage, as well as favorable rates and retroactive billing credits from the renegotiation of our main telecommunications contract. Facilities allocations decreased for the quarter and the year primarily related to lower rents at our UK and German facilities. The variance in the other category is primarily comprised of software support costs which increased for the quarter and the six month period as a result of additional maintenance related to third party product sold.

Amortization Expense for Acquired Intangible Assets (Cost of Revenue)

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Amortization expense for acquired intangible assets	$1.3	$3.7	$(2.4)	$2.9	$7.3	$(4.4)

During the three and six months ended June 30, 2012, amortization expense for acquired intangible assets decreased as compared to the three and six months ended June 30, 2011 due to certain assets becoming fully amortized.

Operating Expenses

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Research and development	$10.0	$9.7	$0.3	$19.7	$19.4	$0.3
Selling, general and administrative	31.5	34.6	(3.1)	62.7	65.6	(2.9)
Amortization expense for acquired intangible assets	7.7	7.5	0.2	15.4	14.9	0.5
Restructuring charges	1.1	(0.1)	1.2	2.3	2.7	(0.4)

Total	$50.3	$51.7	$(1.4)	$100.1	$102.6	$(2.5)

The decrease in operating expenses for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 is primarily a result of lower selling, general and administrative expenses partially offset by higher restructuring charges. Selling, general and administrative expenses were lower and were driven by lower compensation costs in 2012 and professional fees incurred in 2011 related to the Corsidian acquisition. These decreases were partially offset by increased restructuring charges resulting from a workforce reduction in the second quarter of 2012.

The decrease in operating expenses for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 is primarily a result of lower selling, general and administrative expenses and lower restructuring charges partially offset by higher amortization expense for acquired intangible assets. The decrease in selling, general and administrative expenses relate to lower compensation costs in 2012 and Corsidian deal costs incurred in 2011. Restructuring charges in 2012 were below 2011 levels and consisted of a workforce reduction in the second quarter, a restructuring of the professional services and support organizations in the first quarter, and restructuring charges related to reduced office space in the UK. These decreases in operating expenses are partially offset by higher amortization expense for acquired intangible assets attributable to the Corsidian acquisition in July 2011.

The following table shows operating expenses as a percentage of total revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change (pts)	2012	2011	Change (pts)
Research and development	9.4%	7.3%	2.1	8.9%	7.5%	1.4
Selling, general and administrative	29.5%	26.0%	3.5	28.3%	25.4%	2.9
Amortization expense for acquired intangible assets	7.2%	5.6%	1.6	7.0%	5.8%	1.2
Restructuring charges	1.0%	-0.1%	1.1	1.0%	1.1%	(0.1)

Total	47.1%	38.8%	8.3	45.2%	39.8%	5.4

Research and Development

A summary of the changes in research and development expenses follows:

(In millions)	Change ($)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Salary, benefits and other employee costs	$0.8	$0.8
Product localization	(0.4)	(0.2)
Other	(0.1)	(0.3)

Total	$0.3	$0.3

Research and development expenses increased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 primarily as a result of higher salary, benefits and other employee costs partially offset by decreased product localization. The increase in salary, benefits, and other employee costs for the three and six months as compared to the same periods in the prior year is a result of increased headcount relating to a higher investment in research and development. The decrease in product localization expense for the three and six months ended June 30, 2012 as compared to the same periods in the prior year is attributable to the release of Unified IP 7.0 in the first half of 2011 and associated product localization costs.

Selling, General & Administrative

A summary of the changes in selling, general and administrative expenses follows:

(In millions)	Change ($)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Salary, benefits and other employee costs	$(1.9)	$(0.9)
Discretionary marketing expenses	0.5	0.7
Legal fees	(0.3)	(2.0)
Tax and audit fees	(1.2)	(1.2)
Other	(0.2)	0.5

Total	$(3.1)	$(2.9)

Salary, benefits and other employee costs decreased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 related to lower compensation costs including reduced management bonuses, sales commissions, and 401K employer contributions in 2012. These decreases were partially offset by additional salary expense mostly related to the Corsidian acquisition in July 2011.

For the three and six months ended June 30, 2012, discretionary marketing expenses were higher than the same periods in the prior year as a result of reinstating our live user summit in 2012 as opposed to the 2011 webinars that were delivered via the internet. In addition, there were increased public relations expenses in the first quarter of 2012 in Europe from conducting a European survey to raise the company profile and help identify technology adoption trends.

Legal fees decreased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, primarily due to fees related to the Corsidian acquisition in the prior year. In addition, legal fees also decreased for the six months ended June 30, 2012 as a result of an unfavorable legal settlement in the first quarter of 2011.

Tax and audit fees decreased for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to professional fees incurred in 2011 related to the Corsidian acquisition.

Amortization Expense for Acquired Intangible Assets

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Amortization expense for acquired intangible assets	$7.7	$7.5	$0.2	$15.4	$14.9	$0.5

During the three and six months ended June 30, 2012, amortization expense for acquired intangible assets increased as compared to the three and six months ended June 30, 2011 due to the amortization of intangible assets from the Corsidian acquisition.

Restructuring Charges

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Restructuring expense	$1.1	$(0.1)	$1.2	$2.3	$2.7	$(0.4)

Restructuring charges increased during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a workforce reduction in response to lower revenue levels.

Restructuring charges decreased $0.4 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. In the first quarter of 2011, we realigned our cost structure and staffing profile as well as establishing a presence in Ireland for operations and certain back office functions which resulted in employee related restructuring costs. Restructuring charges in 2012 consisted of a workforce reduction in the second quarter in response to lower revenue levels. There was also a restructuring of our professional services and support organizations in the first quarter of 2012 so we could realign, invest and hire the skill sets necessary to better meet customer experience expectations. In addition, we incurred restructuring charges relating to the reduced office space in the UK during the first quarter of 2012.

Interest and Other Expense, Net

The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Interest expense, net	$16.3	$17.0	$(0.7)	$33.0	$34.3	$(1.3)
Exchange rate loss/(gain)	0.7	(0.2)	0.9	1.8	(1.0)	2.8
Other income, net	(0.1)	(0.1)	—	(0.2)	(0.3)	0.1

Total interest and other expense, net	$16.9	$16.7	$0.2	$34.6	$33.0	$1.6

Interest expense for the three and six months ended June 30, 2012 decreased as compared to the three and six months ended June 30, 2011 due to lower debt levels resulting from $35.8 million of principal payments since June 30, 2011. Also, in the first quarter of 2011, there was $0.3 million in interest related to a legal settlement.

For the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011, we experienced an exchange rate loss primarily due to the strengthening of the United States dollar against foreign currencies.

Income Taxes

The following table presents provision for income taxes and the effective tax rate for the three and six months ended June 30, 2012 and 2011:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Provision for income taxes	$4.3	$2.8	$1.5		$4.7	$4.6	$0.1
Effective tax rate	-69.9%	22.5%	(92.4	) pts	-120.9%	23.6%	(144.5	) pts

The increase in the income tax provision for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 is primarily due to a partial valuation allowance of $11.6 million placed on our U.S. deferred tax assets of $25.2 million. Based upon consideration of a number of factors, including a U.S. financial statement loss in the three months ended June 30, 2012 and a projected three-year cumulative U.S. loss for the fiscal year, it was determined that these deferred tax assets required a valuation allowance because they did not meet the more likely than not recognition standard. This was partially offset by the benefit from U.S. losses in the second quarter of 2012, the benefit from the release of reserves for uncertain tax positions in the second quarter of 2012, as well as a benefit from an adjustment to an IRS audit liability in the six months ended June 30, 2012 related to a recently settled audit.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. We are required, at the end of each interim reporting period, to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if we are unable to make a reliable estimate of our annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Our tax structure and near breakeven projection for the year result in minor changes in estimated annual ordinary income having significant effects on the estimated annual effective tax rate. Therefore, the precision required in estimating the annual effective tax rate is so high that it is not practical for us to make a reliable estimate for this purpose. In this situation, we have appropriately provided for income tax based on the actual effective tax rate for the year to date results. If we are able to make a reliable estimate of our annual effective tax rate in future periods, then as required by ASC 740, we will utilize that rate to provide for income taxes on a current year-to-date basis. If we are unable to make a reliable estimate of our annual effective tax rate in future periods, we expect to follow a consistent methodology as applied for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of cash flows from operating activities, investing activities and financing activities for the stated periods:

(In millions)	Six Months Ended June 30,
	2012	2011	Change ($)
Beginning cash and cash equivalents	$141.3	$86.4	$54.9
Net cash provided by operating activities	35.6	69.8	(34.2)
Net cash used in investing activities	(2.7)	(1.7)	(1.0)
Net cash used in financing activities	(28.2)	(4.6)	(23.6)
Effect of exchange rate changes	0.2	(0.2)	0.4

Ending cash and cash equivalents	$146.2	$149.7	$(3.5)

Net Cash Provided by Operating Activities

(In millions)	Six Months Ended June 30,
	2012	2011	Change ($)
Net loss, net of non-cash related items	$33.6	$39.0	$(5.4)
Changes in operating assets and liabilities	2.0	30.8	(28.8)

Net cash provided by operating activities	$35.6	$69.8	$(34.2)

Net cash flows provided by operating activities include net income, adjusted for certain non-cash charges as well as changes in the balances of certain assets and liabilities. Net cash provided by operating activities decreased $34.2 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, primarily due to lower net income and negative cash flows from our working capital accounts as accounts payable and accrued liability balances have been reduced versus prior year as a result of lower accrued tax and compensation balances.

Net Cash Used In Investing Activities

(In millions)	Six Months Ended June 30,
	2012	2011	Change ($)
Purchases of property and equipment	$(2.7)	$(1.7)	$(1.0)
Net cash used in investing activities	$(2.7)	$(1.7)	$(1.0)

Net cash used in investing activities increased $1.0 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, due to increased capital spending primarily related to training equipment for the Latin America region associated with the Corsidian acquisition and our expansion into the Latin American region. In addition, we invested in additional lab and testing equipment for our research and development efforts.

Net Cash Used In Financing Activities

(In millions)	Six Months Ended June 30,
	2012	2011	Change ($)
Principal payments	$(28.2)	$(4.0)	$(24.2)
Repurchase of common stock	—	(0.6)	0.6

Net cash used in financing activities	$(28.2)	$(4.6)	$(23.6)

Net cash used in financing activities increased $23.6 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 due to increased principal payments under our debt facilities of $24.2 million primarily as a result of a mandatory prepayment of $27.0 million for excess cash flow made in April 2012. This payment in 2012 was partially offset by the repurchase of common stock in 2011 as we provided our employees an opportunity to exercise certain expiring stock options without outlaying cash to pay the exercise price and withholding taxes. In lieu of cash payment from employees, we repurchased a portion of their common stock at fair market value to satisfy the obligations for the common stock purchase and the withholding taxes.

Debt Covenants

We were in compliance with all of our financial debt covenants as of June 30, 2012. However, continued compliance with the financial debt covenants is dependent upon our future performance, which will be subject to business, financial and other factors described herein and in our Annual Report on Form 10-K. We will not be able to control many of these factors, such as the continued deterioration in our industry, economic conditions in the markets where we operate and pressure from competitors. Based upon our current assessment of our 2012 forecast, we believe that we will nonetheless be able to remain in compliance with our covenants by using cash on hand to pay down outstanding debt, reducing discretionary expenses, or seeking additional equity contributions. However, such actions may have a significant financial and operational impact, and we still may be required to seek to refinance all or part of our existing debt, sell assets, borrow more money or obtain additional equity investments. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our senior credit facility and the indenture for our senior notes, may restrict us from pursuing any of these alternatives.

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

During the first six months of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).

Item 3. Quantitative and Qualitative Disclosure of Market Risks

During the first six months of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our large installed customer base traditionally has generated a very substantial portion of our revenue. Our support strategies are under constant review and development to assist us in addressing our customers’ broad range of requirements. Success in achieving our business goals depends significantly on the success of our maintenance models and on our ability to deliver high-quality support services. It is possible that existing customers will decide not to renew or reduce their maintenance contracts with us or not to purchase more of our products or services in the future, which could have a material adverse effect on our business and results of operations.

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

We operate or rely upon businesses in numerous countries outside the United States. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	burdensome regulatory requirements and unexpected changes in these requirements, including data protection requirements;

•	data privacy laws that may apply to the transmission of our customers’ and employee’s data to the United States;

•	localization of our services, including translation into foreign languages and associated expenses;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner, including for the payment of indebtedness;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.

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

Indebtedness under our senior secured credit facility bears interest at floating interest rates. We have hedged $250 million of our outstanding indebtedness under our senior credit facility such that we will not pay LIBOR at a rate of more than 5% on the hedged portion of our indebtedness until the interest rate cap expires in November 2013. While this derivative financial instrument reduces our sensitivity to interest rates, we still have interest rate exposure up to the 5% cap with respect to the hedged portion of our indebtedness and we have direct interest rate risk with respect to the unhedged portion of our indebtedness.

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

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our debt obligations.

In addition, if we are unable to meet our debt service obligations, the holders would have the right following a cure period to cause the entire principal amount to become immediately due and payable. If the amounts outstanding under these instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders.

The agreements governing our outstanding indebtedness impose significant operating and financial restrictions on our company and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The agreements governing our outstanding indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness;

•	pay certain dividends or make certain distributions on our capital stock or repurchase our capital stock;

•	make certain capital expenditures;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above as well as others contained in our revolving credit facility from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. In addition, counterparties to some of our long-term customer contracts may have the right to amend or terminate those contracts if we have an event of default or a declaration of acceleration under certain of our indebtedness, which could adversely affect our business, financial condition or results of operations. Last, we could be forced into bankruptcy or liquidation. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ James D. Foy
James D. Foy, Chairman