Form 10-Q
period 2012-09-30
Aspect Software Group Holdings Ltd.
filed 2012-11-14
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012
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
The following number of shares of each of the registrant’s classes of common shares were outstanding as of October 31, 2012:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Group Holdings Ltd.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$148,621	$141,339
Accounts receivable (net of allowances of $4,073 and $3,406, respectively)	51,712	59,524
Deferred tax assets	3,497	11,897
Other current assets	21,478	24,795
Total current assets	225,308	237,555
Property, plant, and equipment, net	13,108	14,504
Intangible assets, net	46,693	73,873
Goodwill	640,369	640,933
Other assets	23,978	26,445
Total assets	$949,456	$993,310
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$10,047	$17,074
Current portion of long-term debt	—	28,250
Accrued liabilities	59,895	75,517
Deferred revenues	95,134	81,574
Total current liabilities	165,076	202,415
Deferred tax liabilities	36,823	38,304
Long-term deferred revenue	8,066	10,143
Long-term debt(1)	761,457	761,433
Other long-term liabilities	34,754	38,484
Total liabilities	1,006,176	1,050,779
Commitments and contingencies (Note 8 and 9)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,011	13,678
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,493)	(5,764)
Accumulated deficit	(60,899)	(60,044)
Total shareholders’ deficit	(56,720)	(57,469)
Total liabilities and shareholders’ deficit	$949,456	$993,310

(1)
$50.0 million held by a related party as of September 30, 2012 and December 31, 2011. $3.5 million and $3.4 million held by a minority shareholder as of September 30, 2012 and December 31, 2011, respectively. —see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net revenues:
Product revenue	$19,466	$33,795	$53,210	$92,642
Maintenance revenue	69,819	75,253	213,227	227,481
Services revenue	22,197	24,190	66,661	71,054
Total net revenues	111,482	133,238	333,098	391,177
Cost of revenues:
Cost of product revenue	5,032	7,868	17,827	23,965
Cost of maintenance revenue	18,486	22,053	56,469	64,216
Cost of services revenue	17,529	20,052	54,748	57,097
Amortization expense for acquired intangible assets	1,301	3,465	4,175	10,804
Total cost of revenues	42,348	53,438	133,219	156,082
Gross profit	69,134	79,800	199,879	235,095
Operating expenses:
Research and development	10,416	9,836	30,077	29,254
Selling, general and administrative	32,281	31,397	94,954	96,853
Amortization expense for acquired intangible assets	7,645	7,783	23,090	22,731
Restructuring (credits) charges	(15)	(87)	2,320	2,658
Total operating expenses	50,327	48,929	150,441	151,496
Income from operations	18,807	30,871	49,438	83,599
Interest and other expense, net	(16,661)	(15,635)	(51,232)	(48,647)
Income (loss) before income taxes	2,146	15,236	(1,794)	34,952
(Benefit from) provision for income taxes	(5,701)	4,907	(939)	9,562
Net income (loss)	$7,847	$10,329	$(855)	$25,390
Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss)	$7,847	$10,329	$(855)	$25,390
Change in cumulative translation adjustment	948	(2,158)	1,271	(2,869)
Comprehensive income	$8,795	$8,171	$416	$22,521

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2011	235,065,951	$4	$13,678	(4,943,370)	$(4,918)	$(425)	$(5,764)	$(60,044)	$(57,469)
Net loss	—	—	—	—	—	—	—	(855)	(855)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,271	—	1,271

Comprehensive income									$416

Stock-based compensation expense	—	—	333	—	—	—	—	—	333
Balance at September 30, 2012	235,065,951	$4	$14,011	(4,943,370)	$(4,918)	$(425)	$(4,493)	$(60,899)	$(56,720)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net (loss) income	$(855)	$25,390
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	5,101	6,470
Amortization expense for acquired intangible assets	27,265	33,535
Non-cash interest expense	2,972	3,142
Non-cash compensation expense	333	600
Increase (decrease) to accounts receivable allowances	1,844	(678)
Deferred income taxes	8,073	(6,142)
Changes in operating assets and liabilities:
Accounts receivable	6,752	9,106
Other current assets and other assets	1,792	(10,104)
Accounts payable	(7,087)	(9,554)
Accrued liabilities and other liabilities	(18,980)	17,578
Deferred revenues	10,903	11,622
Net cash and cash equivalents provided by operating activities	38,113	80,965
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(12,865)
Purchases of property and equipment	(3,706)	(3,146)
Net cash and cash equivalents used in investing activities	(3,706)	(16,011)
Cash flows from financing activities:
Repayment of borrowings	(28,250)	(10,250)
Repurchase of common stock	—	(639)
Proceeds received from issuance of ordinary shares	—	7
Net cash and cash equivalents used in financing activities	(28,250)	(10,882)
Effect of exchange rate changes on cash	1,125	(3,173)
Net increase in cash and cash equivalents	7,282	50,899
Cash and cash equivalents:
Beginning of period	141,339	86,370
End of period	$148,621	$137,269
Supplemental disclosure of cash flow information
Cash paid for interest	$38,848	$39,491
Cash paid for income taxes	$2,589	$9,500

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.
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
NOTE 3—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of services	$6	$16	$20	$86
Research and development	5	4	16	37
Selling, general and administrative	(251)	149	297	477
Total	$(240)	$169	$333	$600
NOTE 4—FAIR VALUE
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of September 30, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$148,621	$148,621	$—	$—
Liabilities
Accrued restructuring—facilities	$358	$—	$358	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2011 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$141,339	$141,339	$—	$—
Interest rate cap	1	—	1	—
Liabilities
Accrued restructuring—facilities	$357	$—	$357	$—
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
The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded a loss of approximately $18 thousand and $19 thousand for the three and nine months ended September 30, 2012, respectively. The losses recorded for the three and nine months ended September 30, 2011 were $9 thousand and $0.2 million, respectively.
Derivatives held by the Company as of September 30, 2012 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—
Interest rate cap	$250,000	September 3, 2010	November 7, 2012	5.0%	—
NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2011	$640,933
Adjustments within the measurement period	(598)
Foreign currency translation	34
Balance as of September 30, 2012	$640,369
NOTE 7—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if the Company is unable to make a reliable estimate of its annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Due to the Company’s tax structure and near breakeven projection for the year, minor changes in estimated annual ordinary income have significant effects on the estimated annual effective tax rate, which results in the inability to reliably estimate the annual effective tax rate. In this situation, the Company has provided for income tax based on the actual effective tax rate for the year to date results through September 30, 2012, which is consistent with the methodology that was applied for the three and six month periods ended June 30, 2012.
The Company’s benefit from income taxes was $5.7 million on income before income taxes of $2.1 million, resulting in an effective tax rate of -265.6% for the third quarter of 2012. For the nine months ended September 30, 2012 the Company’s benefit from income taxes was $0.9 million on a loss before income taxes of $1.8 million, resulting in an effective tax rate of 52.3% . The effective tax rate for the third quarter of 2012 differs from the statutory rate primarily due to the $3.5 million of releases of ASC 740-10 reserves, foreign tax credits of $2.8 million and foreign operations in lower tax jurisdictions. These benefits were partially offset by adjustments to current and deferred tax liabilities of $0.9 million. For the nine months ended September 30, 2012, the effective tax rate differs from the statutory rate primarily due to a partial valuation allowance of $10.4 million recorded against the Company’s U.S. deferred tax assets and adjustments to current and deferred tax liabilities of $1.7 million, which were partially offset by $4.9 million of releases of ASC 740-10 reserves for uncertain tax positions , foreign tax credits of $2.8 million, and foreign operations in lower tax jurisdictions.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012 and December 31, 2011, the Company had accrued approximately $8.0 million and $7.4 million, respectively for potential interest and penalties related to uncertain tax positions.
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
During this evaluation, the Company concluded that it was more likely than not that some deferred tax assets were not realizable and accordingly, recorded a valuation allowance of $10.4 million against the total deferred tax assets of $23.7 million for the nine months ended September 30, 2012. The Company believes it is more likely than not that the remaining $13.3 million of deferred tax assets will be realized based on future reversals of taxable temporary differences and income tax in carryback periods. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
In 2010 the IRS completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications. The Company effectively settled the remaining issues under exam in the third quarter of 2012. This settlement resulted in a $3.0 million release of tax reserves in the three months ended September 30, 2012.
The tax years 2009 and forward remain open to federal examination. Tax years 2006 and forward remain open to state and international examination in most jurisdictions, while tax years 2002 and forward remain open to examination by taxing authorities in France and Germany.
NOTE 8—RESTRUCTURING
During 2012, the Company recorded restructuring provisions related to the consolidation of certain facility leases as well as costs associated with realignment and a reduction of the Company’s workforce. In the first half of 2012, the Company realigned certain functions to better accommodate the needs of its customers and also implemented cost reduction initiatives as a result of lower revenue volume. In addition, the Company reduced its office space in the U.K. during the first quarter of 2012. These initiatives impacted headcount by 88 employees. The Company expects all severance payments to be made within the next 12 months. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2011	$798	$357	$1,155
Provisions	1,616	690	2,306
Interest accretion	—	14	14
Payments and adjustments	(2,070)	(703)	(2,773)
Balance as of September 30, 2012	$344	$358	$702
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
NOTE 10—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended September 30, 2012 and 2011 and $1.5 million for the nine months ended September 30, 2012 and 2011. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of operations, with a related accrued expense amount of $1.0 million and $0.5 million as of September 30, 2012 and December 31, 2011, respectively.
The Company invoiced a minority shareholder $0.3 million during the nine months ended September 30, 2012 and $0.1 million and $0.3 million, respectively, during the three and nine months ended September 30, 2011 for product and services provided to the minority shareholder. The company did not invoice the minority shareholder during the three months ended September 30, 2012. Additionally, the Company had $3.5 million and $3.4 million of debt outstanding which was held by the minority shareholder at September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012 and December 31, 2011, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.7 million during nine months ended September 30, 2012 and 2011. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain Class L shareholders second lien credit facility holdings as of September 30, 2012 and December 31, 2011, respectively.
NOTE 11—SUBSEQUENT EVENTS
On November 14, 2012, Aspect Software, Inc., the Company's main operating subsidiary, amended its Credit Facility to provide the appropriate level of flexibility to execute the Company's strategy and absorb the current volatility inherent in its business. The amended Credit Facility maintains the $463.0 million senior secured term loan ("Term Loan") and a $30.0 million senior secured revolving facility ("Revolver") both maturing May 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances.

The Credit Facility contains three financial maintenance covenants, each measured for the most recent four fiscal quarter period: 1) a leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) 2) a Term loan leverage ratio (Term Loan debt divided by EBITDA, each as defined in the Credit Facility) and 3) an interest coverage ratio (EBITDA divided by cash interest expense, each as defined in the Credit Facility). EBITDA, as defined in the Credit Facility, excludes certain items including non-recurring charges, acquisition related adjustments to revenue, stock compensation and impairments.

In exchange for the lenders resetting the loan covenants for the third quarter of 2012 and future periods, the amendment required the Company to pay consent fees that totaled approximately $2.3 million and increased the interest rate from LIBOR plus 4.50% to LIBOR plus 5.25% . The interest rate increased on a prospective basis and will continue until the maturity date.

The increase in the interest rate is subject to a further 25 basis point increase if our most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. In addition, on November 14, 2012 we paid down $50.0 million of our first lien debt as part of this amendment.
The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011.
Supplemental Condensed Consolidating Balance Sheet (unaudited)
September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$29,345	$117,749	$—	$148,621
Accounts receivable, net	—	56,782	27,280	(32,350)	51,712
Deferred tax assets	—	3,011	486	—	3,497
Other current assets	—	13,820	7,658	—	21,478
Total current assets	1,527	102,958	153,173	(32,350)	225,308
Property, plant, and equipment, net	—	10,875	2,233	—	13,108
Intangible assets, net	—	40,246	6,447	—	46,693
Goodwill	—	633,036	7,333	—	640,369
Investment in subsidiaries	(56,097)	96,263	—	(40,166)	—
Other assets	220	13,724	10,034	—	23,978
Total assets	$(54,350)	$897,102	$179,220	$(72,516)	$949,456
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,370	$15,525	$24,502	$(32,350)	$10,047
Accrued liabilities	—	48,943	10,952	—	59,895
Deferred revenues	—	69,369	25,765	—	95,134
Total current liabilities	2,370	133,837	61,219	(32,350)	165,076
Deferred tax liabilities	—	31,795	5,028	—	36,823
Long-term deferred revenue	—	6,499	1,567	—	8,066
Long-term debt	—	761,457	—	—	761,457
Other long-term liabilities	—	19,611	15,143	—	34,754
Total liabilities	2,370	953,199	82,957	(32,350)	1,006,176
Total shareholders’ (deficit) equity	(56,720)	(56,097)	96,263	(40,166)	(56,720)
Total liabilities and shareholders’ (deficit) equity	$(54,350)	$897,102	$179,220	$(72,516)	$949,456

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$57,758	$82,055	$—	$141,339
Accounts receivable, net	—	60,734	36,601	(37,811)	59,524
Deferred tax assets	—	10,367	1,530	—	11,897
Other current assets	—	18,207	6,588	—	24,795
Total current assets	1,526	147,066	126,774	(37,811)	237,555
Property, plant, and equipment, net	—	12,002	2,502	—	14,504
Intangible assets, net	—	66,586	7,287	—	73,873
Goodwill	—	630,800	10,133	—	640,933
Investment in subsidiaries	(56,945)	74,294	—	(17,349)	—
Other assets	197	17,753	8,495	—	26,445
Total assets	$(55,222)	$948,501	$155,191	$(55,160)	$993,310
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,247	$25,529	$27,109	$(37,811)	$17,074
Current portion of long-term debt	—	28,250	—	—	28,250
Accrued liabilities	—	60,063	15,454	—	75,517
Deferred revenues	—	63,156	18,418	—	81,574
Total current liabilities	2,247	176,998	60,981	(37,811)	202,415
Deferred tax liabilities	—	34,728	3,576	—	38,304
Long-term deferred revenue	—	8,582	1,561	—	10,143
Long-term debt	—	761,433	—	—	761,433
Other long-term liabilities	—	23,705	14,779	—	38,484
Total liabilities	2,247	1,005,446	80,897	(37,811)	1,050,779
Total shareholders’ (deficit) equity	(57,469)	(56,945)	74,294	(17,349)	(57,469)
Total liabilities and shareholders’ (deficit) equity	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the three months ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$79,353	$37,497	$(5,368)	$111,482
Cost of revenues	—	31,741	15,975	(5,368)	42,348
Gross profit	—	47,612	21,522	—	69,134
Operating expenses:
Research and development	—	8,790	1,626	—	10,416
Selling, general and administrative	41	20,797	11,443	—	32,281
Amortization expense for acquired intangible assets	—	7,382	263	—	7,645
Restructuring credits	—	(15)	—	—	(15)
Total operating expenses	41	36,954	13,332	—	50,327
(Loss) income from operations	(41)	10,658	8,190	—	18,807
Interest and other income (expense), net	8	(15,593)	(1,076)	—	(16,661)
(Loss) income before income taxes	(33)	(4,935)	7,114	—	2,146
(Benefit from) provision for income taxes	—	(6,411)	710	—	(5,701)
Equity in earnings of subsidiaries	7,880	6,404	—	(14,284)	—
Net income	$7,847	$7,880	$6,404	$(14,284)	$7,847
For the three months ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$93,255	$46,809	$(6,826)	$133,238
Cost of revenues	—	41,051	19,213	(6,826)	53,438
Gross profit	—	52,204	27,596	—	79,800
Operating expenses:
Research and development	—	8,535	1,301	—	9,836
Selling, general and administrative	48	18,325	13,024	—	31,397
Amortization expense for acquired intangible assets	—	7,512	271	—	7,783
Restructuring charges	—	18	(105)	—	(87)
Total operating expenses	48	34,390	14,491	—	48,929
(Loss) income from operations	(48)	17,814	13,105	—	30,871
Interest and other income (expense), net	8	(16,947)	1,304	—	(15,635)
(Loss) income before income taxes	(40)	867	14,409	—	15,236
Provision for income taxes	—	4,359	548	—	4,907
Equity in earnings of subsidiaries	10,369	13,861	—	(24,230)	—
Net income	$10,329	$10,369	$13,861	$(24,230)	$10,329

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the nine months ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$233,877	$117,623	$(18,402)	$333,098
Cost of revenues	—	103,046	48,575	(18,402)	133,219
Gross profit	—	130,831	69,048	—	199,879
Operating expenses:
Research and development	—	25,885	4,192	—	30,077
Selling, general and administrative	123	60,217	34,614	—	94,954
Amortization expense for acquired intangible assets	—	22,291	799	—	23,090
Restructuring charges	—	1,516	804	—	2,320
Total operating expenses	123	109,909	40,409	—	150,441
(Loss) income from operations	(123)	20,922	28,639	—	49,438
Interest and other income (expense), net	24	(42,607)	(8,649)	—	(51,232)
(Loss) income before income taxes	(99)	(21,685)	19,990	—	(1,794)
(Benefit from) provision for income taxes	—	(1,033)	94	—	(939)
Equity in (losses) earnings of subsidiaries	(756)	19,896	—	(19,140)	—
Net (loss) income	$(855)	$(756)	$19,896	$(19,140)	$(855)
For the nine months ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$280,674	$129,729	$(19,226)	$391,177
Cost of revenues	—	121,642	53,666	(19,226)	156,082
Gross profit	—	159,032	76,063	—	235,095
Operating expenses:
Research and development	—	25,618	3,636	—	29,254
Selling, general and administrative	154	61,224	35,475	—	96,853
Amortization expense for acquired intangible assets	—	22,460	271	—	22,731
Restructuring charges	—	1,528	1,130	—	2,658
Total operating expenses	154	110,830	40,512	—	151,496
(Loss) income from operations	(154)	48,202	35,551	—	83,599
Interest and other income (expense), net	22	(46,865)	(1,804)	—	(48,647)
(Loss) income before income taxes	(132)	1,337	33,747	—	34,952
Provision for income taxes	—	8,601	961	—	9,562
Equity in earnings of subsidiaries	25,522	32,786	—	(58,308)	—
Net income	$25,390	$25,522	$32,786	$(58,308)	$25,390

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)
For the three months ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$7,847	$7,880	$6,404	$(14,284)	$7,847
Change in cumulative translation adjustment	—	352	627	(31)	948
Comprehensive income	$7,847	$8,232	$7,031	$(14,315)	$8,795
For the three months ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$10,329	$10,369	$13,861	$(24,230)	$10,329
Change in cumulative translation adjustment	—	(323)	(1,666)	(169)	(2,158)
Comprehensive income	$10,329	$10,046	$12,195	$(24,399)	$8,171
For the nine months ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(855)	$(756)	$19,896	$(19,140)	$(855)
Change in cumulative translation adjustment	—	585	719	(33)	1,271
Comprehensive (loss) income	$(855)	$(171)	$20,615	$(19,173)	$416
For the nine months ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$25,390	$25,522	$32,786	$(58,308)	$25,390
Change in cumulative translation adjustment	—	(155)	(1,913)	(801)	(2,869)
Comprehensive income	$25,390	$25,367	$30,873	$(59,109)	$22,521

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the nine months ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$1,272	$36,840	$—	$38,113
Investing activities:
Purchases of property and equipment	—	(2,779)	(927)	—	(3,706)
Net cash used in investing activities	—	(2,779)	(927)	—	(3,706)
Financing activities:
Repayment of borrowings	—	(28,250)	—	—	(28,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Net cash used in financing activities	—	(26,906)	(1,344)	—	(28,250)
Effect of exchange rate changes on cash	—	—	1,125	—	1,125
Net change in cash and cash equivalents	1	(28,413)	35,694	—	7,282
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$29,345	$117,749	$—	$148,621
For the nine months ended September 30, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$632	$37,493	$42,840	$—	$80,965
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(12,865)	—	(12,865)
Purchases of property and equipment	—	(2,356)	(790)	—	(3,146)
Net cash used in investing activities	—	(2,356)	(13,655)	—	(16,011)
Financing activities:
Repayment of borrowings	—	(10,250)	—	—	(10,250)
Sales of subsidiaries	—	8,420	(8,420)	—	—
Repurchase of common stock for payment of employee taxes on options exercised	(639)	—	—	—	(639)
Proceeds received from issuance of ordinary shares	7	—	—	—	7
Net cash used in financing activities	(632)	(1,830)	(8,420)	—	(10,882)
Effect of exchange rate changes on cash	—	—	(3,173)	—	(3,173)
Net change in cash and cash equivalents	—	33,307	17,592	—	50,899
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370
End of period	$1,526	$53,740	$82,003	$—	$137,269

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
New Executives and Review of Business Strategy
On August 5, 2012, Stewart Bloom became our Chief Executive Officer and a member of our Board of Directors. Mr. Bloom is engaging in a review of the Company’s business strategy to enhance long term shareholder value. As part of that review, Mr. Bloom intends to review with the Board of Directors, among other things, the Company’s growth and acquisition strategy and the Company’s cash position and planned capital allocation strategy. This review process may lead to a reevaluation of, or changes to our current plans. Additionally, we had a number of other key executive additions during the third quarter of 2012:

▪	On July 5, 2012, Robert Krakauer became our Chief Financial Officer;

▪	On September 5, 2012, James Freeze became our Senior Vice President and Chief Marketing Officer;

▪	On September 17, 2012, Chris Koziol became President and General Manager of our Interactive Management business; and

▪	On September 17, 2012, Spence Mallder became General Manager of our Workforce Optimization business and our Chief Technology Officer.
General
There have been significant challenges to face this year regarding the state of the global economy with respect to persistent high unemployment, modest economic growth and the Eurozone crisis, all of which are contributing to low global economic growth. As a result, we are hearing a more cautious tone from our customers regarding their spending outlook. In addition,

Signature Dialer migrations, which accounted for nearly 25% of our product bookings in 2011, are substantially complete and we do not expect to see these sizable Dialer migration deals to reoccur in 2012. We are now in the process of migrating our Automatic Call Distributor customer base to Unified IP, but are experiencing lengthening decision and approval cycles as customers remain cautious with capital investments. These economic and market challenges combined with the successful migration of the majority of our Signature Dialer base to Unified IP in 2011 have negatively impacted our sales for 2012. In August 2012, we launched our Unified IP 7.1 product release, which we have code named Tiger Shark. Aspect Unified IP 7.1 delivers new capability and strengthens integration with our Workforce Optimization solution.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below.

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and nine months ended September 30, 2012 and 2011:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$111.5	$133.2	100%	100%	$333.1	$391.1	100%	100%
Total cost of revenues	42.4	53.4	38%	40%	133.2	156.0	40%	40%
Gross profit	69.1	79.8	62%	60%	199.9	235.1	60%	60%
Operating expenses	50.3	48.9	45%	37%	150.4	151.5	45%	39%
Income from operations	18.8	30.9	17%	23%	49.5	83.6	15%	21%
Interest and other expense, net	(16.7)	(15.7)	(15)%	(12)%	(51.3)	(48.7)	(15)%	(12)%
Income (loss) before income taxes	2.1	15.2	2%	11%	(1.8)	34.9	(1)%	9%
(Benefit from) provision for income taxes	(5.7)	4.9	(5)%	3%	(0.9)	9.5	—%	3%
Net income (loss)	$7.8	$10.3	7%	8%	$(0.9)	$25.4	—%	6%
Adjusted EBITDA
Earnings before interest, depreciation and amortization, as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA along with certain other pro forma adjustments to assess our operating performance and to calculate performance-based cash bonuses which are tied to pro forma EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement. Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of income from operations has limitations as an analytical tool, including the failure to reflect changes in cash requirements, including cash requirements necessary to service principal or interest payments on our debt, or changes in our working capital needs. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA on a supplemental basis. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Income from operations	$18.8	$30.9	$(12.1)	$49.5	$83.6	$(34.1)
Depreciation and amortization	10.4	13.4	(3.0)	32.4	41.9	(9.5)
Stock based compensation	(0.2)	0.2	(0.4)	0.3	0.6	(0.3)
Sponsor management fees	0.5	0.5	—	1.5	1.5	—
Other (1)	4.1	3.3	0.8	9.0	4.3	4.7
Adjusted EBITDA	$33.6	$48.3	$(14.7)	$92.7	$131.9	$(39.2)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants including acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Product revenue	$19.5	$33.8	$(14.3)	$53.2	$92.6	$(39.4)
Maintenance revenue	69.8	75.2	(5.4)	213.2	227.4	(14.2)
Services revenue	22.2	24.2	(2.0)	66.7	71.1	(4.4)
Total revenue	$111.5	$133.2	$(21.7)	$333.1	$391.1	$(58.0)
The decline in product revenue in both periods of 2012 when compared to the prior year periods is primarily related to several significant expansion orders and extraordinarily large one time dialer migrations that occurred in 2011. With the majority of migrations of our Dialer customer base to Unified IP completed, we are now in the process of migrating our Automatic Call Distributor (ACD) customers, but we continue to experience lengthening decision and approval cycles as economic uncertainty has resulted in customers remaining cautious with capital investments.
During 2012, we experienced reductions in our maintenance revenue when compared to the prior year as our customers consolidated due to agent downsizing and license decommissioning and we also experienced competitive displacements. In some cases our customers began migrating to the competitive platform in previous years and completed the migration during 2012. In addition, the lower volume of product bookings in 2012 resulted in lower first year maintenance revenue.
The decline in services revenue for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
Revenue by Geography
The following table presents the breakdown of net revenues by geographic location:

(In millions)	Three Months Ended September 30,					Nine Months Ended September 30,
	2012		2011		Change	2012		2011		Change
	Revenue	% of Total Revenue	Revenue	% of Total Revenue	($)	Revenue	% of Total Revenue	Revenue	% of Total Revenue	($)
United States and Canada	$75.0	67.3%	$88.0	66.1%	$(13.0)	$220.9	66.3%	$258.9	66.2%	$(38.0)
Latin America	5.9	5.3%	4.7	3.5%	1.2	15.4	4.6%	10.4	2.7%	5.0
Europe and Africa	21.5	19.3%	28.2	21.2%	(6.7)	68.4	20.5%	87.4	22.3%	(19.0)
Asia Pacific (including Middle East)	9.1	8.1%	12.3	9.2%	(3.2)	28.4	8.6%	34.4	8.8%	(6.0)
Total revenue	$111.5	100.0%	$133.2	100.0%	$(21.7)	$333.1	100.0%	$391.1	100.0%	$(58.0)
The decrease in United States and Canada net revenues for the three and nine ended September 30, 2012 compared to the same periods in the prior year 2011 is primarily related to extraordinarily large one time dialer migration deals in the prior year. Favorable net revenues for Latin America for the three and nine month periods are driven primarily by the acquisition of Corsidian, which occurred in July 2011. The decrease in Europe and Africa net revenues for the three and nine months ended September 30, 2012 compared to the same periods in the prior year is driven by lower product revenue primarily due to declining add-on demand from our Signature base as customers delay purchases while they determine their migration strategy. In addition, continued economic uncertainty has resulted in some hesitancy with customers in releasing capital funding. The decrease in Asia Pacific net revenues for the three and nine months ended September 30, 2012 compared to the same periods in the prior year is primarily related to lower product revenue primarily due to larger dialer migrations and expansion orders in 2011.

Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Cost of product revenue	$5.0	$7.9	$(2.9)	$17.8	$23.9	$(6.1)
Cost of maintenance revenue	18.5	22.1	(3.6)	56.5	64.2	(7.7)
Cost of services revenue	17.6	19.9	(2.3)	54.7	57.1	(2.4)
Amortization expense for acquired intangible assets	1.3	3.5	(2.2)	4.2	10.8	(6.6)
Total cost of goods sold	$42.4	$53.4	$(11.0)	$133.2	$156.0	$(22.8)
The following table presents gross profit as a percentage of related revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change (pts)	2012	2011	Change (pts)
Product gross margin	74.4%	76.7%	(2.3)	66.6%	74.2%	(7.6)
Maintenance gross margin	73.5%	70.8%	2.7	73.6%	71.9%	1.7
Services gross margin	20.8%	16.1%	4.7	17.9%	19.2%	(1.3)
The deterioration in product gross margin for the nine months ended September 30, 2012 when compared to the same period in the prior year is primarily related to an increase of approximately $2.5 million in excess Signature inventory reserves in 2012 resulting from a significant decline in anticipated future sales of this product. In addition, our product gross margin for both the three and nine months ended September 30, 2012 were unfavorably impacted by lower sales volume in 2012 which reduced the leverage on our fixed costs.
During the first quarter of 2012 we redesigned the structure of our support and professional services organizations to realign, invest and hire the skill sets necessary to better meet customer experience expectations. These actions had a favorable impact on our maintenance and services gross margins for both the three and nine months ended September 30, 2012 as they reduced our total headcount in these organizations by approximately 10% as of September 30, 2012, when compared to the prior year period. For the nine months ended September 30, 2012, these cost saving initiatives were more than offset by the reduced volume of services revenue which did not allow us to leverage our fixed costs.
During the three and nine months ended September 30, 2012, amortization expense for acquired intangible assets decreased as compared to the same periods in the prior year as the result of certain assets becoming fully amortized.
Operating Expenses

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Research and development	$10.4	$9.8	$0.6	$30.1	$29.3	$0.8
Selling, general and administrative	32.3	31.4	0.9	94.9	96.8	(1.9)
Amortization expense for acquired intangible assets	7.6	7.8	(0.2)	23.1	22.7	0.4
Restructuring charges	—	(0.1)	0.1	2.3	2.7	(0.4)
Total	$50.3	$48.9	$1.4	$150.4	$151.5	$(1.1)
The increase in research and development expenses for the three and nine months ended September 30, 2012, is primarily related to an increase in headcount of approximately 15% as of September 30, 2012, when compared to the prior year period. During 2012, we increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction. These additional investments during 2012 were partially offset by lower employee incentive plan expenses, which are driven by our actual financial results relative to established targets.

The increase in selling, general and administrative expenses is primarily related to separation costs resulting from the departure of our chief executive officer and our chief financial officer during the three months ended September 30, 2012. Partially offsetting these additional costs were lower employee incentive plan expenses in 2012, which are driven by our actual financial results relative to established targets. During the nine months ended September 30, 2011 we had approximately $2.8 million of additional expenses related to the acquisition of Corsidian.
Restructuring charges during 2012 consisted of a workforce reduction in the second quarter in response to lower revenue levels as well as the aforementioned realignment of our support and professional services organizations in the first quarter of 2012. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during the first quarter of 2012. Our 2011 restructuring charges relate to the realignment of our cost structure and staffing profile as well as establishing a presence in Ireland for operations and certain back office functions which resulted in employee related separation costs.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change ($)	2012	2011	Change ($)
Interest expense, net	$16.3	$16.9	$(0.6)	$49.3	$51.2	$(1.9)
Exchange rate loss (gain)	0.9	(1.1)	2.0	2.7	(2.1)	4.8
Other income, net	(0.5)	(0.1)	(0.4)	(0.7)	(0.4)	(0.3)
Total interest and other expense, net	$16.7	$15.7	$1.0	$51.3	$48.7	$2.6
Interest expense for the three and nine months ended September 30, 2012 decreased as compared to the prior year periods due to lower debt levels resulting from $29.5 million of principal payments since September 30, 2011. Also, in the first quarter of 2011, there was $0.3 million in interest expense related to a legal settlement.
For the three and nine months ended September 30, 2012 as compared to the prior year periods, we experienced an exchange rate loss primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
(Benefit from) provision for income taxes	$(5.7)	$4.9	$(10.6)	$(0.9)	$9.5	$(10.4)
Effective tax rate	(265.6)%	32.2%	(297.8) pts	52.3%	27.4%	24.9 pts
The change in income tax (benefit) provision for the three months ended September 30, 2012 as compared to the same period in 2011 is due primarily to the release of $3.5 million of ASC 740-10 reserves related to the recently settled IRS audit, foreign tax credits of $2.8 million, foreign operations in lower tax jurisdictions and lower U.S. earnings in the third quarter of 2012 as compared to 2011. These benefits were partially offset by adjustments to current and deferred tax liabilities in the third quarter of 2012 of $0.9 million. For the nine months ended September 30, 2012 as compared to the same period in 2011, the change in income tax (benefit) provision is due to the release of $4.9 million of ASC 740-10 reserves, foreign tax credits of $2.8 million, foreign operations in lower tax jurisdictions and lower U.S. earnings for the nine month period in 2012 as compared to 2011. These benefits were offset by an adjustment to current and deferred tax liabilities of $1.7 million and a partial valuation allowance of $10.4 million placed on our U.S. deferred tax assets of $23.7 million. Based upon consideration of a number of factors, including a determination of the recoverability of these deferred tax assets weighing all evidence available as of September 30, 2012, it was determined that it was more likely than not that these deferred tax assets were not realizable and required a valuation allowance.
In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. We are required, at the end of each interim reporting period, to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if we are unable to make a reliable estimate of our annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Due to our tax structure and near breakeven projection for the year, minor changes in estimated annual ordinary income have significant effects on the estimated annual effective tax rate. In this situation, we have provided for income tax based on the actual effective tax rate for the year to date results through September 30, 2012, which is consistent with the methodology that was applied for the three and six month periods ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $7.3 million to $148.6 million at September 30, 2012 from $141.3 million at December 31, 2011. Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the nine months ended September 30, 2012 and 2011 follows:

(In millions)	Nine Months Ended September 30,
	2012	2011
Net cash (used for) provided by:
Net (loss) income	$(0.9)	$25.4
Adjustments to net (loss) income for non-cash items	45.6	36.9
Changes in operating assets and liabilities	(6.6)	18.7
Operating activities	38.1	81.0
Investing activities	(3.7)	(16.0)
Financing activities	(28.2)	(10.9)
Effect of exchange rate changes	1.1	(3.2)
Net change in cash and cash equivalents	7.3	50.9
Cash and cash equivalents at beginning of period	141.3	86.4
Cash and cash equivalents at end of period	$148.6	$137.3
Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower net income in the nine months ended September 30, 2012. Additionally, negative cash flows from our working capital accounts contributed to lower net cash provided by operating activities in 2012 as accounts payable and accrued liability balances have been reduced versus prior year as a result of lower accrued tax and compensation balances.
Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 primarily consisted of $12.9 million of cash paid for the Corsidian acquisition, net of cash acquired. Capital expenditures increased approximately $0.6 million due to training equipment purchases associated with our expansion into the Latin American region as well as additional lab and testing equipment for our research and development initiatives.
Net Cash Used In Financing Activities
Net cash used in financing activities increased $17.3 million during the nine months ended September 30, 2012, as compared to the prior year period primarily due to increased principal payments under our debt facilities as the result of a mandatory prepayment for excess cash flow which was remitted in April 2012.

Debt Covenants

We were in compliance with all of our financial debt covenants as of September 30, 2012.

On November 14, 2012, we amended our Credit Facility to provide the appropriate level of flexibility to execute our strategy and absorb the current volatility inherent in our business. The amended Credit Facility maintains the $463.0 million senior secured term loan ("Term Loan") and a $30.0 million senior secured revolving facility ("Revolver") both maturing May 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances.

The Credit Facility contains three financial maintenance covenants, each measured for the most recent four fiscal quarter period: 1) a leverage ratio (debt divided by EBITDA, each as defined in the Credit Facility) 2) a Term loan leverage ratio (Term Loan debt divided by EBITDA, each as defined in the Credit Facility) and 3) an interest coverage ratio (EBITDA divided by cash interest expense, each as defined in the Credit Facility). EBITDA, as defined in the Credit Facility, excludes certain items including non-recurring charges, acquisition related adjustments to revenue, stock compensation and impairments.

In exchange for the lenders resetting the loan covenants for the third quarter of 2012 and future periods, the amendment required us to pay consent fees that totaled approximately $2.3 million and increased the interest rate from LIBOR plus 4.50% to LIBOR plus 5.25%. The interest rate increased on a prospective basis and will continue until the maturity date. The increase in the interest rate is subject to a further 25 basis point increase if our most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. In addition, on November 14, 2012 we paid down $50.0 million of our first lien debt as part of this amendment.
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
During the first nine months of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first nine months of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because of the significant investment and executive-level decision-making typically involved in our customers’ decisions to license our products and purchase related services, the sales cycle for our products and related services typically ranges from six to twelve months, or longer for large enterprises. We use sales force automation applications, a common practice in our industry, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Because the success of our product sales process is subject to many factors, some of which we have little or no control over, our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in information technology spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or canceled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, if we acquire new companies or enter into related businesses, we will have limited ability to predict how their pipelines will convert into sales or revenues for one or more quarters following the acquisition, and their conversion rate post-acquisition may be quite different from their historical conversion rate.
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
We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-

income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.
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
We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones you should consider.
The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 5. Other Information
On November 14, 2012, Aspect Software, Inc. (as borrower), the Company's domestic operating subsidiary, entered into an Amendment to the Credit Agreement dated as of May 7, 2010 (as amended, the “Credit Facility”) with a syndicate of bank lenders and J.P. Morgan Chase Bank, N.A as administrative agent and issuing bank. The facility is guaranteed by certain direct and indirect parents and all domestic subsidiaries. The Company sought this amendment to provide the appropriate level of flexibility to execute the Company's strategy and absorb the current volatility inherent in its business.

The amended Credit Facility maintains the $463.0 million senior secured term loan and a $30.0 million senior secured revolving facility, both maturing on May 7, 2016. The Credit Facility can be increased by $100.0 million under certain circumstances. The amendment resulted in fees that totaled approximately $2.3 million and increased the interest rate from LIBOR plus 4.50% to LIBOR plus 5.25%. The interest rate increased on a prospective basis and will continue until the maturity date. The increase in the interest rate is subject to a further 25 basis point increase if our most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. In addition, on November 14, 2012 we paid down $50.0 million of our first lien debt as part of this amendment.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1*
Amendment No. 1 to the Credit Agreement dated as of November 14, 2012, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents

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

Date: November 14, 2012	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer