Form 10-K
period 2012-12-31
Aspect Software Group Holdings Ltd.
filed 2013-02-22
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was zero as there is currently no established public trading market for the registrant's equity securities.
The following number of shares of each of the registrant’s classes of common shares were outstanding as of January 31, 2013:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
PART I
Item 1. Business
Company Overview
Aspect is a global provider of customer contact and workforce optimization solutions. We help our customers build, enhance and sustain stronger relationships with their customers by uniting enterprise technologies with next-generation customer contact solutions.

Through seamless, two-way communications across phone, chat, email, IM, SMS and social channels, Aspect equips companies with the tools and technologies needed to serve today's demanding customers. Aspect solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to remove communication and workflow barriers or create more productive business processes. We believe that this flexible, forward-focused design approach drives enhanced business efficiencies, fosters loyalty and grows customer value.

Customer Contact Software and Applications
Aspect customer contact and workforce optimization software can enhance business processes throughout the organization by incorporating interaction management, collaboration and other enterprise technologies. Our interaction management applications for customer contact are built on feature-rich, high-availability, next-generation platforms that fully leverage real time communications and intelligent workflows, enabling organizations to maintain best practices while engaging consumers through the channels and devices they expect, including social media and mobile services.

Aspect Unified IP
Our interaction management software transforms the call center and redefines call center software with a single, unified solution for a full breadth of customer contact capabilities for inbound, outbound, voice portal, Internet contact, multichannel self-service and proactive contact capabilities. Aspect® Unified IP® serves as the foundation for many of our customer contact applications.

In August of 2012, we released the latest version of Aspect® Unified IP®, version 7.1 (code named “Tiger Shark”). Aspect Unified IP version 7.1 is a next-generation customer contact solution that simplifies and flexibly manages customer interactions, producing operational efficiencies and cost savings. Organizations can engage customers at the right time and place with the right resources and capabilities, to effectively resolve customer issues and proactively address anticipated service needs, increase debt collections and boost sales revenues. Since we released Aspect Unified IP version 7.1 in August 2012, we have had nearly 150 deployments complete or in process.

Aspect Social
Aspect Social, released in January of 2013, is a new, cloud-based solution that allows Aspect customers to provide customer service through social media channels like Twitter, Facebook, blogs, communities and the broader social web. Aspect Social goes beyond more traditional social monitoring software tools that allow companies to monitor social media posts like a tweet, by providing a way to categorize and prioritize social media posts and assign them to customer service agents for response in a disciplined, measured way consistent with contact center best practices.

Aspect Workforce Optimization
The Aspect workforce optimization platform delivers strategic workforce planning, workforce scheduling, quality and performance management, recording, surveying, coaching, eLearning and analytics to help companies improve productivity and reduce costs in front and back-office operations.

Aspect Workforce Management allows customers to ensure that they are maximizing available workforce resources through advanced forecasting, scheduling, tracking, adherence, monitoring and seat planning. Agents can manage their own schedules within a set of pre-defined rules that maintain customer commitments. Customers benefit from reduced staffing requirements and real estate costs, and as well as improved employee productivity resulting from greater adherence to optimized schedules.
Aspect Quality Management provides customers full-time, encrypted recording of agent interactions and quality scorecards that reduce risk and identify opportunities for improving processes and employee performance, including agent coaching and Web-based customer surveys.
Aspect Performance Management provides customers with insight into agent performance through dashboards and reports. Powerful analytics capabilities allow organizations to track agent performance, behavior and key performance indicators in real time and trigger optimal actions like coaching sessions. Automated coaching provides timely consistent agent instruction while improving productivity and adherence to customers' policies.

Aspect Speech Analytics (powered by Nexidia) provides customers phonetic-based speech analytics that turn recordings of agent interactions into structured insight designed to improve agent effectiveness. It also feeds valuable data to customers that can be combined with behavioral and transactional data to help guide better customer understanding.

Aspect Desktop Analytics (powered by OpenSpan) allows customers to capture metrics based on agent (or other employee) desktop computer activity, providing insight into application utilization, process performance and process compliance

Aspect eLearning (powered by Intradiem) provides customers the ability to deploy electronic learing to complement and enhance Aspect's coaching capabilities.

Aspect Professional Services
Aspect provides training, support, consulting, implementation and optimization services to aid customer with our contact center applications and workforce optimization solutions.

Microsoft Consulting Services from Aspect
Custom applications and solutions from Aspect leverage Web and real-time communications and collaboration technologies like Microsoft Lync, SharePoint, Windows 8 and Microsoft Dynamics CRM to help companies drive innovation and improve efficiency. Aspect develops Microsoft-based solutions such as customer portals, dashboards and mobility solutions, and applies interaction management technologies to streamline customer-company interactions in the contact center and across company enterprise.
With more than 1,800 employees across 46 offices in 23 countries, we have a global presence that allows us to provide service and support to our multi-national customers around the world on a 24x7x365 basis. We deliver our solutions to approximately 2,000 customers in more than 77 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily. We operate in one reportable segment. Please see Note 26, “Segment Reporting,” to our audited consolidated financial statements located elsewhere in this Form 10-K for more information and customer geographic information. For the year ended December 31, 2012, our total net revenues, net loss and earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") were $442.7 million, $1.6 million and $122.0 million, respectively. See “Key Financial Measures” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations, the most directly comparable generally accepted accounting policies ("GAAP") financial performance measure.
Unless the context requires otherwise, the terms “Aspect,” “we,” “us” and “our” refer to Aspect Software Group Holdings Ltd. and its consolidated subsidiaries and the term “Holdings” refers to Aspect Software Group Holdings Ltd.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Leading Market Positions and Differentiating Vision. Aspect is an innovator of various core contact center technologies such as intelligent automatic call distribution, predictive dialing and workforce management. Over the years, we have continued to maintain our leading position in these segments of the contact center market. As contact centers have evolved into multi-functional service, marketing and collections focused organizations, we continue to innovate and develop our unified communications applications to address the needs of customers to have an efficient, functional and reliable system that allows communication across traditional platforms as well as the latest communications devices.
Companies have entered into a new era where they no longer have complete control over the customer experience. In this new era, companies that can best transform the traditional contact center using enterprise technologies into customer engagement hubs that reach across the enterprise will be able to achieve a competitive advantage with a differentiating customer experience. By fusing contact center interaction management and workforce optimization with enterprise technologies, we can deliver adaptable, configurable application components for collaboration, social media, workflow, analytics, agent control and knowledge resources that can be combined with our professional services enterprise into applications that will help drive this transformation.
Large and Diversified Installed Base of Blue-Chip Customers. We are a major contact center solution provider with a comprehensive product portfolio. We provide our products and services worldwide, with 71% of our revenues generated from the Americas, 20% from Europe and Africa and 9% from Asia Pacific for the year ended December 31, 2012, and we view our market opportunities on a global basis rather than focused on any one region. We deliver our solutions to approximately 2,000 customers in more than 77 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily. No one customer accounted for more than 10% of our revenues and our top 10 customers in total accounted for 28% of total revenues for the year ended December 31, 2012. We believe that this geographic diversity and lack of customer concentration helps us to mitigate the effects of isolated regional downturns. It also provides us with a broad range of relationships that we can leverage to implement our new technologies in our customers' contact centers and also on an enterprise-wide basis.
Stable, Recurring Maintenance Revenue with High Renewal Rates. During the past three years we have had stable and predictable maintenance revenues, which comprised 64% of our total revenues for the year ended December 31, 2012. We believe that contact center operations have become critical business functions for many of our customers, positioning us as a key strategic supplier. Additionally, given the considerable upfront license costs, lengthy implementations and potential for disruptions of critical operations, customers view switching contact center systems as a complex, risky and an expensive undertaking. Over 95% of new customers who purchase our contact center solutions also purchase maintenance contracts from us. We have maintenance relationships with a diversified and large number of customers, with the top 10 customers comprising approximately 32% and no single customer representing more than 10% of our maintenance revenues for the year ended December 31, 2012. The product updates and support we provide are valued by our customers as evidenced by our high annual retention rates.
Strong and Recurring Free Cash Flow Generation. In recent periods our business has generated a large amount of cash, which has resulted primarily from our stable maintenance revenue in those periods, combined with our modest capital expenditure and working capital requirements. We have generated approximately $173 million of free cash flows in the last three years. Free cash flow, a non-GAAP measure, is defined as cash provided by operating activities less capital expenditures. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for working capital purposes. Our substantial base of maintenance revenue combined with our focus on continuous cost control has helped us to maintain profitability and offset declines in revenue through the recent economic downturn.
Strategic Alliance with Microsoft. Our Microsoft alliance is based on a shared vision of bringing the benefits of software-based unified communications applications and services to the world's leading organizations. We have aligned our product roadmap and expanded our product offerings to be the 'go-to' resource for companies looking to leverage the next generation of Microsoft's unified communications and collaborations ("UCC") platforms for customer contact. We are also jointly investing in market awareness and education to help companies realize the benefits of UCC, especially around the ways in which they can make organizations more customer-centric. We are offering to the market next generation customer contact solutions that leverage our rich set of application programming interfaces and Microsoft products such as SharePoint, Dynamics CRM and Lync. Our professional services employees have 9 Silver competencies and 3 Gold competencies in the area of Portals and Collaboration, Dynamics CRM and Communications and is managed by Microsoft in the category of National Systems Integrator ("NSI").
Our People and Management. We have a strong executive management team with considerable management and software industry experience with proven execution skills in growing companies organically and through acquisitions. This collection of talent includes many individuals who helped shape the contact center technology industry and are now helping transform the way companies communicate. The executive management team has an average of more than twenty years of technology experience.

Business Strategy
The following components are key to our strategy to achieve our growth objectives:
Expand our Global Presence. Aspect receives the majority of its revenue today from mature markets like North America and Western Europe. We have been investing in emerging markets such as Brazil, Mexico, China and India, both in terms of organic growth in personnel as well as in partner channel development. We expect to generate more new logo customer wins from the emerging markets.
Develop Best-In-Class Products. During the past four decades, we have been a market leader in key segments of the contact center market, largely due to our ability to develop innovative products that meet the needs of our customers. In recognition of contact center business transformation from isolated phone-based, outbound communications to inbound and outbound multi-channel communications that are highly integrated into a company's operations, we believe we have developed and matured one of the industry's first truly integrated unified contact center offerings. With our flagship product Aspect Unified IP v.7.1, we can provide both an effective and innovative platform that meets the evolving market needs for new customers, while offering a new set of capabilities to sell to our current customers in order to upgrade their existing legacy contact center systems. Our workforce optimization capabilities have grown through organic developments and acquisitions to be an integrated full-featured workforce optimization platform that leverages both Microsoft UCC and other leading industry platform technologies. We have a unique advantage as the only recognized contact center infrastructure leader that offers truly integrated interaction management and workforce optimization technologies. The combined interaction management and workforce optimization solution takes full advantage of UCC, allowing Aspect to lead the contact center transformation. We plan to continue to invest and develop new products and solutions ahead of changing contact center and enterprise needs and continually take advantage of the developing UCC marketplace.
Migrate and Further Penetrate Our Installed Customer Base. We have a large installed customer base on our legacy telephony-based Signature predictive dialer and automatic call distribution products. As our customer base migrates to a software-based platform, we are using our relationships with these customers to market our Aspect Unified IP platform product and related unified communications applications. Migrations from Signature dialers to the Aspect Unified IP-based applications are essentially complete, and most of our customers have chosen to use Aspect Unified IP. With the general availability of Aspect Unified IP v7 and our release of version 7.1, we are aggressively pursuing conversion of our Signature Automatic Call Distributor (“ACD”) installed base. As customers migrate to new solutions, we are aggressively marketing our workforce optimization solutions as well as additional capabilities and services to our customers.
Continue to Expand Microsoft Strategic Relationship. As part of our UCC alliance with Microsoft, we are working jointly on product development, sales and marketing and UCC services initiatives. We believe that the continued integration of our products with Microsoft's UCC offerings positions us well in the marketplace as Microsoft Lync gains greater traction and acceptance with both contact center and information technology (“IT”) decision makers. We plan to continue the alliance with Microsoft and to integrate our products and jointly fund go-to-market sales and marketing activities to drive demand for our integrated products and services.
Leverage Microsoft Professional Services Practice to Drive Customer Contact Deployments. In January 2010, we acquired Quilogy to establish a stronger presence in the market for delivering enterprise solutions as a path to the contact center. Quilogy brought strategic and technical expertise in collaboration technologies for key Microsoft platforms including one of its fastest-growing products, SharePoint. A heightened focus on bringing together Aspect and Microsoft technologies to produce next generation customer contact applications further cements and extends our ability to deliver differentiated value to our customers. We are well equipped to successfully execute on this strategy. Our professional services has 9 silver and 3 Gold competencies in the area of Portals and Collaboration, Dynamics CRM and Communications and is managed by Microsoft in the category of NSI. In 2009, we completed our own internal global OCS deployment, which helped develop in-house experience and knowledge base for future deployments on Microsoft's latest Unified communications (“UC”) platform, Microsoft Lync, to which Aspect fully upgraded in 2012 .
Maintain Focus on Cash Flow Generation and Debt Reduction. We intend to focus on maintaining positive cash flow generation through the combination of stable recurring maintenance revenue, modest capital expenditures and working capital requirements. We have generated approximately $173 million of free cash flows in the last three years. We plan to use our cash flows from operations to reduce our debt, fund add-on acquisitions and otherwise strengthen our balance sheet.

Industry Overview
Traditional Contact Center Technologies
Automatic Call Distributor. An ACD is a software and hardware based switch that queues and routes inbound calls to groups of contact center agents based on pre-programmed criteria (agent skills, least busiest agent, etc). For large contact centers, ACD's need to be capable of handling thousands of inbound calls per minute with 99.999% reliability.
Predictive Dialer. A predictive dialer is a hardware and software based system that facilitates the placement of large volumes of outbound calls from contact centers. Predictive dialing solutions allow companies to rapidly and cost effectively contact customers for sales, collections, relationship building and cross-selling.
Workforce Management. Workforce management software helps to optimize contact center performance by aligning agent staffing levels with forecasted call volumes and plays a significant role in increasing contact center efficiency and profitability. Core modules of workforce management software include call volume forecasting, agent scheduling, real-time variance analysis, change management and reporting. More recently, workforce management software has expanded to include agent empowerment, agent performance optimization and analytics to assist in strategic or long term planning.
Computer Telephony Integration. Computer telephony integration software and hardware allows telephones to communicate with computer-based applications and databases within the enterprise, creating a richer experience between the customer and the contact center agent. At the inception of a call, computer telephony integration may be used to pull relevant data about the customer from the company's customer relationship database and transfer that information about the customer to the agent's computer screen via a “screen pop.”
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
Contemporary Platform Technologies
Unified Suite. Unified suite solutions are comprehensive contact center solutions provided by a single vendor that combines the numerous point-specific contact center technologies into one tightly integrated product. A unified suite solution has multiple advantages over point solution vendors, including limited integration, lower cost, higher reliability, greater efficiency and superior productivity. Unified suite solutions are gaining traction in the marketplace with small and mid-market contact centers and less mature geographies such as the Asia Pacific region as early adopters of unified suite solutions.
Workforce Optimization. Workforce optimization software platforms encompass the following capabilities: tying contact center metrics to business goals such as revenue growth and profit, empowering contact center staff to take responsibility for their own contributions, and applying those technologies to go beyond traditional forecasting and scheduling applications. A performance optimization software platform collects and transforms large amounts of contact center data into metrics, forecasts, operational statistics, key performance indicators, alerts and trend analyses. Personalized output of this data provides real-time access to information needed by each stakeholder in the organization to make timely decisions.
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
 We believe that the benefits of interaction management solutions are an important driver of the further transformation of the contact center. Interaction management capabilities in contact centers facilitate a more efficient engagement with the end customer and provide a bridge from the contact center to the rest of the enterprise.
Our Solutions
We generate revenues by selling and licensing our software and hardware products, selling maintenance contracts and services to support our products and providing professional services that help customers identify and implement the appropriate contact center and interaction management solutions.
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
Signature Products
Our Signature products, which generated approximately $170 million of revenue (38% of our total revenue) in the year ended December 31, 2012, include all of the core technologies needed to operate a modern call center, including:
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
Predictive Dialer. Our predictive dialer, which we believe is a best-of-breed solution for outbound call centers, supports mission-critical customer contact operations that enable organizations to manage and decrease operating costs as well as attract and retain high-value customers through proactive customer care campaigns. The majority of our predictive dialer business focuses on debt collections and, according to Frost & Sullivan, we were #1 in sales of outbound call processing products by revenue in 2011 in North America, Europe and Africa and Asia Pacific.
Computer Telephony Integration. Our computer telephony integration solution, one of the industry's first, enables enterprises to increase agent productivity and customer satisfaction by integrating legacy telephone systems with customer databases and customer relationship management applications. We offer a fully-featured computer telephony integration product sold into large, complex call centers and which is tightly integrated with our ACD product.
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
Aspect Unified IP
Built to scale from 10-agent to several-thousand-agent contact centers, our flagship contact center platform, Aspect Unified IP, is a Microsoft web services platform contact center solution that unites inbound, outbound, interactive voice response and internet contact capabilities like email and web chat while delivering robust queuing, routing, reporting and agent empowerment capabilities in a single solution. The unified platform requires less professional services to implement than a best-of-breed solution as less computer telephony integration is required and provides customers with a lower total cost of ownership. Aspect Unified IP generated approximately $149 million of revenue (34% of our total revenue) for the year ended December 31, 2012.

Workforce Optimization
Built on a Microsoft standards-based platform, our workforce optimization solutions improve the management and efficiency of contact center customer contact activities. Examples of specific customer needs our workforce optimization products can support include coordination of customer self-service with live contact center agent assisted service; greater visibility, control and staffing efficiency in a multichannel, distributed customer contact environment; automation of early stage contact and a more effective past due customer account targeted collections strategy; and tools and processes to optimize resource utilization and foster a continuous improvement culture. Workforce Optimization products generated approximately $96 million of revenue (22% of our total revenue) for the year ended December 31, 2012.
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
Consulting and Support Services
We offer our consulting and support services and systems integration skills to help our customers plan, implement and support our solutions in the contact centers and across their entire enterprise to help our customers achieve their business objectives. Our global professional and technical services team is comprised of business professionals and Microsoft certified experts and consisted of approximately 950 employees worldwide as of December 31, 2012. Our worldwide delivery capability helps customers with their critical business communications needs and is supported by management tools and technical support centers around the world. The services we offer include:

•	installation and implementation of contact center solutions;

•	consulting services to help customers design and optimize their communications investments;

•	management services that provide customers with an alternative to owning and operating communications applications and infrastructure; and

•	on-site and remote maintenance and managed services.
We believe the global market for these services is fragmented. Companies serving these markets range from local firms to large multi-national companies with global footprints to other vendors, including communications businesses, value-added resellers, distributors and system integrators. Our interaction management consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications by offering services and support from strategy and design to implementation. From improving individual and group productivity and enhancing collaboration to implementing communications-enabled business processes and transforming enterprise communications, we provide experienced guidance and support organizations as they adopt unified communications solutions.
The major areas of our services include:
Aspect Professional Services. Aspect Professional Services delivers Microsoft unified communications capabilities in the contact center and throughout the enterprise. Our consultants help organizations identify the right opportunities, navigate implementation obstacles and get the right results from unified communications with services that span conception through completion. From improving individual productivity and heightening collaboration to communications-enabling business processes and transforming enterprise communications, we provide experienced guidance at every step of an organization's unified communications journey.
Microsoft Consulting Services from Aspect. Leveraging our pool of Microsoft experts, this group provides strategic consulting and implementation for a wide variety of Microsoft products and solutions such as SharePoint, Lync, Microsoft Dynamics, and Business Intelligence. In addition to technical consultation and implementation, this group includes a Healthcare and an Education practice that provides targeted solutions for high-growth industries. With the introduction of next generation customer contact applications, that take advantage of both Aspect contact center technologies as well as Microsoft technology, this group is expanding its efforts to broaden Microsoft's utilization within the contact center.
Aspect Technical Services. Aspect Technical Services help ensure optimal operations and continuous system uptime. We provide support services throughout the entire lifecycle of our relationship with our customers. Our engineers provide 24x7x365 follow-the-sun service via the telephone, internet-based self-service, email consultation, remote computer access and on-site service. Over 95% of new customers that purchase contact center solutions from us also purchase maintenance contracts. Through our maintenance relationships, we provide upgrades to installed software for customers under a maintenance contract and provide support to help ensure optimal operations. A significant portion of our revenue is derived from annually renewable maintenance contracts, which accounted for 64% of our total revenue for the year ended

December 31, 2012.The product updates and support we provide are valued by our customers as evidenced by our high annual retention rates.
Aspect Education Services. Aspect Education Services offers a variety of courses designed to provide contact center supervisors and administrators with the skills and knowledge needed to enhance productivity and improve customer satisfaction. Courses are offered online, at our worldwide training facilities and onsite at customer facilities.
Customers
Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with well over 100,000 employees. Our products are used in many verticals and industries in businesses around the world that have a significant amount of interaction with their customers, including financial services, telecommunications, technology, business process outsourcers, transportation, utilities, health care and government. We have approximately 2,000 customers in more than 77 countries, and support approximately 1.4 million agents managing more than 100 million customer interactions a day.
Our customers include: American Airlines, American Express, British Airways, British Gas, Citigroup, Computer Sciences Corp., Discover Financial Services, FedEx, General Electric, Hilton Reservations Worldwide, JC Penney, Lands' End, Lloyds TSB, The Royal Bank of Scotland, Verizon Wireless, U.S. Airways, VW Credit, and Wipro. No one customer represented more than 10% of our total revenue for the years ended December 31, 2012, 2011 and 2010. For customer geographic information, please see Note 26, “Segment Reporting,” to our audited consolidated financial statements in Item 8 of this Form 10-K.

We are a market leader in all core contact center technologies:

▪
A Leader in Gartner's Contact Center infrastructure magic quadrant (Source: Gartner, June 2012 “Magic Quadrant for Contact Center Infrastructure, Worldwide”) #1 in Work Force Management (Source: Pelorus Associates, October 2011 “2011 World Contact Center WFM Systems Market”)

▪	#1 in Predictive Dialer (Source: Frost and Sullivan, September 2012 “North American Market for Contact Center Systems”)

▪	#1 in Predictive Dialer in North America, EMEA and APAC. (Source: Frost and Sullivan, 2012, multiple reports)

•	Source: Frost and Sullivan, September 2012 “North American Market for Contact Center Systems”

•	Source: Frost and Sullivan, November 2012, “ EMEA Contact Center Systems Market”

•	Source: Frost and Sullivan, November 2012 “Asia-Pacific Contact Center Applications Market, 2011)
Sales and Marketing
We have 277 sales personnel worldwide with 136 in North America, 57 in Asia Pacific, 61 in Europe and Africa and 23 in Latin America. We sell and market our products primarily through our direct sales force. In the Americas, we sell approximately 84% on a direct basis; in Europe and Africa, approximately 68% of our sales are generated on a direct basis; and in the Asia Pacific region, approximately 47% are generated on a direct basis. In addition to our direct sales, we sell our products through referral providers, resellers and distributors. Referral providers identify and engage with sales leads and transfer the relationship with the potential customer to our sales force in exchange for a finder's fee. Resellers sell our products but do not provide related services to the customers. Distributors sell our products and provide services and support related to our products. We have a global sales force that operates in over 40 cities in 22 countries across six continents.
We have formed a single global sales force that is cross-trained across our full product offerings and is in a position to understand the solutions to address our customers' needs. The sales force is supported by a pre-sales group of solutions consultants that have an in-depth knowledge of all our products. In addition, we maintain a formal sales process that includes CRM software based tools and structured account development methodology. This allows us to track every opportunity by geography in real time and thus help us forecast early in the quarter if any weakness is predicted.
Product Development
We employ over 350 employees involved in product development including over 182 engineers in research and development and follow a strict product lifecycle to ensure stringent process control. Our product lifecycle is a process that our cross-functional program teams use in the management of products and product releases. The process is followed from new program concept through introduction and provides a repeatable, predictable method that we believe enhances product quality and provides for predictable product delivery.
As part of our long term strategic alliance, the Aspect and Microsoft architecture and design teams have been working closely together to ensure our respective product features maximize our collective value proposition to customers and incorporate the latest capabilities from both development efforts.

For research and development costs for the past three fiscal years, please see our audited consolidated financial statements located in Item 8 of this Form 10-K.
Intellectual Property
We own a significant number of commercially important patents in the contact center industry and have over 800 patents and patents pending worldwide that are applicable across our entire platform of products for the contact center industry. We expect to continue to file new applications to protect our research and development investments in new technology and products and receive numerous patents each year. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the United States ("U.S.") and in foreign countries.
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
Competition
We offer a wide range of applications and services and as result have a broad range of competitors. We compete against traditional enterprise voice communications providers, such as Avaya, Siemens Enterprise Communications, and data networking companies, such as Cisco. We also face competition from other competitors, including Genesys Laboratories, Interactive Intelligence, Altitude Software and Noble Systems. We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei in China. In addition, Verint Systems and NICE Systems Ltd. compete with us in the workforce management and quality monitoring product areas. Aspect Global Professional Services also competes with above mentioned companies and others offering services with respect to their own product offerings, as well as many value added resellers, consulting and systems integration firms and network service providers.
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
Technological developments and consolidation within the communications industry result in frequent changes to our group of competitors. The principal competitive factors applicable to our products include:

•	product features, performance and reliability;

•	customer service and technical support;

•	relationships with distributors, value-added resellers and systems integrators;

•	an installed base of similar or related products;

•	relationships with buyers and decision makers;

•	price;

•	the financial condition of the competitor;

•	brand recognition;

•	the ability to integrate various products into a customer's existing networks, including the ability of a provider's products to interoperate with other providers' communications products; and

•	the ability to be among the first to introduce new products.
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

•	enhance our professional services and support organizations’ ability to service complex, multi-vendor internet protocol ("IP") networks;

•	recruit and retain qualified personnel, particularly in research and development, professional services, support and sales;

•	develop relationships with new types of channel partners who are capable of both selling our products and extending our reach into new and existing markets; and

•	establish or expand our presence in key geographic markets.
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
Recent global economic conditions, including disruption of financial markets, could adversely affect our business, results of operations and financial condition, primarily through disrupting our customers’ businesses. Higher rates of unemployment and lower levels of business activity generally adversely affect the level of demand for certain of our products and services. In addition, continuation or worsening of general market conditions in the U.S. economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our products and services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. Consumer hesitancy or limited availability of credit may constrict the business operations of our end user customers and our channel, development, and implementation partners, and consequently impede our own operations. The consequences may include restrained or delayed investments, late payments, bad debts, and even insolvency among our customers and business partners. These have already had an effect on our revenue growth and incoming payments, and the impact may continue. In addition, our prices could come under more pressure due to more intense competition or deflation. If current economic conditions persist or worsen, we expect that our revenue growth and results of operations will continue to be negatively impacted. Finally, an extended period of further economic deterioration could exacerbate the other risks we describe herein. If these or other conditions limit our ability to grow revenue or cause our revenue to decline and we cannot reduce costs on a timely basis or at all, our operating results may be materially and adversely affected.
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
The entire information technology ("IT") sector, including the software industry, has in recent years experienced a period of consolidation through mergers and acquisitions. We expect this trend to continue for the foreseeable future. Although consolidations in the software industry may create market opportunities for remaining entities, any consolidation could create uncertainty among existing and potential customers regarding future IT investment plans. In turn, this could diminish customer demand for our products and services and could result in longer sales cycles as customers determine which company best addresses their needs, which would adversely affect our operating results.
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
We also outsource certain of our IT activities to third parties. We rely heavily on these vendors to provide day-to-day support. We may experience disruption in our business if these vendors or we have difficulty meeting our requirements, or if we need to transition the activities to other vendors or ourselves, which could negatively affect our revenues and costs.

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
Because we have operations in countries outside of the U.S., we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.
We operate or rely upon businesses in numerous countries outside the U.S. We may expand further into additional countries and regions. There are risks inherent in conducting business internationally, including the following:

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
Revisions to generally accepted accounting principles or related rules of the Securities & Exchange Commission ("SEC") will require us to review our accounting and financial reporting procedures in order to ensure continued compliance. From time to time, such changes have an impact on our accounting and financial reporting, and these changes may impact market perception of our financial condition. In addition, new legislation or regulations may lead to an increase in our costs related to audits in particular and regulatory compliance generally. A failure to comply with these new laws and regulations could materially harm our business.
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
We are subject to interest rate risk in connection with variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $4 million for each increase in interest rates of 1% once interest rates rise above our 1.75% LIBOR floor. This does not give effect to any hedging arrangements required by our senior secured credit facility, which are discussed below. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.
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
Item 2. Properties
As of December 31, 2012 we had 46 offices located in 23 countries. This included seven primary sales, research and development facilities located in India, the United Kingdom and the United States. Our real property portfolio consisted of aggregate floor space of approximately 542,000 square feet, all of which is leased. Most of the leases for our primary facilities will expire within the next 36 months with the exception of one month-to-month lease and one lease with a remaining term of six years. We believe that all of our facilities and equipment are in good condition and are well maintained.
Item 3. Legal Proceedings
The information set forth under Note 23 of the Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock or preferred stock. We have not declared or paid cash dividends for the past two fiscal years and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.
The following table lists the number of record holders by each class of stock as of January 31, 2013:

Class of Equity Security	Holders
Class L voting ordinary shares	2
Class L non-voting ordinary shares	17
Class A-1 non-voting ordinary shares	10
Class A-2 non-voting ordinary shares	111
Item 6. Selected Financial Data
The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. Over the last five fiscal years, we have acquired a number of companies including Corsidian entities in Brazil, Mexico and Puerto Rico and certain assets and liabilities of Corsidian's Columbia entity in 2011, Quilogy, Inc. in fiscal 2010 and AIM Technology Inc. and BlueNote Networks Inc. in 2008. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Net revenues	$442,711	$515,600	$506,783	$478,414	$541,495
Income from operations	64,473	109,524	106,532	105,278	102,015
Net (loss) income	(1,556)	39,125	21,236	16,200	7,682
Cash and cash equivalents	82,365	141,339	86,370	51,301	82,974
Total assets	875,406	993,310	984,745	958,534	1,078,396
Total debt	711,463	789,683	801,147	800,500	950,500
Total liabilities	932,282	1,050,779	1,078,801	1,078,148	1,220,289
Total shareholders' deficit	(56,876)	(57,469)	(94,056)	(119,614)	(141,893)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”
Overview
We are a global provider of customer contact and workforce optimization solutions. We help our customers build, enhance and sustain stronger relationships with their customers by uniting enterprise technologies with next-generation customer contact solutions. Through seamless, two-way communications across phone, chat, email, IM, SMS and social channels, We equip companies with the tools and technologies needed to serve today's demanding customers. Aspect solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to remove communication and workflow barriers or create more productive business processes. We believe that this flexible, forward-focused design approach drives enhanced business efficiencies, fosters loyalty and grows customer value. Our customer contact and workforce optimization software can enhance business processes throughout the organization by incorporating interaction management, collaboration and other enterprise technologies. Our interaction management applications for customer contact are built on feature-rich, high-availability, next-generation platforms that fully leverage realtime communications and intelligent workflows, enabling organizations to maintain best practices while engaging consumers through the channels and devices they expect, including social media and mobile services.
New Executives and Review of Business Strategy
On August 5, 2012, Stewart Bloom became our Chief Executive Officer and Chairman of our Board of Directors. Mr. Bloom has engaged in a review of the Company’s business strategy to enhance long term shareholder value. As part of that review, Mr. Bloom reviewed with the Board of Directors, among other things, the Company’s growth and acquisition strategy and the Company’s cash position and planned capital allocation strategy. This review process led to a reevaluation of, and changes to, our current short and long-term plans. Additionally, we had a number of other key executive additions during the 2012:

▪	On July 5, 2012, Robert Krakauer became our Chief Financial Officer;

▪	On September 5, 2012, James Freeze became our Senior Vice President and Chief Marketing Officer;

▪	On September 17, 2012, Chris Koziol became President and General Manager of our Interactive Management business:

▪	On September 17, 2012, Spence Mallder became Senior Vice President and General Manager of our Workforce Optimization business and our Chief Technology Officer; and

▪	On December 3, 2012, Bryan Sheppeck became Senior Vice President of Worldwide Sales.
General
There were significant challenges during 2012 regarding the state of the global economy with respect to persistent high unemployment, modest economic growth and the Eurozone crisis, all of which are contributing to low global economic growth. As a result, we are hearing a more cautious tone from our customers regarding their spending outlook. In addition, Signature Dialer migrations, which accounted for nearly 25% of our product bookings in 2011, are substantially complete and we did not see these sizable Dialer migration deals recur in 2012. We are now in the process of migrating our Automatic Call Distributor customer base to Unified IP, but are experiencing lengthening decision and approval cycles as customers remain cautious with capital investments. These economic and market challenges combined with the successful migration of the majority of our Signature Dialer base to Unified IP in 2011 negatively impacted our sales for 2012. In August 2012, we launched our Unified IP v.7.1 product release, which we have code named Tiger Shark. Aspect Unified IP v.7.1 delivers new capability and strengthens integration with our Workforce Optimization solution.
We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.
Financial Summary
The following table sets forth, for the periods presented, our results of our operations expressed in dollars and as a percentage of net revenue. In the table below and throughout this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31 2012, 2011 and 2010 have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

(Dollars in millions)	Years Ended December 31,			Years Ended December 31
	2012	2011	2010	2012	2011	2010
Net revenues	$442.7	$515.6	$506.8	100%	100%	100%
Total cost of revenues	175.7	206.4	199.9	40%	40%	39%
Gross profit	267.0	309.2	306.9	60%	60%	61%
Operating expenses	202.6	199.7	200.4	46%	39%	40%
Income from operations	64.5	109.5	106.5	15%	21%	21%
Interest and other expense, net	(67.7)	(66.1)	(69.8)	(15)%	(13)%	(14)%
(Loss) income before income taxes	(3.2)	43.4	36.7	(1)%	8%	7%
(Benefit from) provision for income taxes	(1.6)	4.3	15.5	—%	1%	3%
Net (loss) income	$(1.6)	$39.1	$21.2	(1)%	7%	4%
Adjusted EBITDA
Earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) is used in our debt agreements to determine compliance with financial covenants and our ability to engage in certain activities, such as making certain payments. In addition to covenant compliance, our management also uses Adjusted EBITDA to assess our operating performance and to calculate performance-based cash bonuses which are tied to Adjusted EBITDA targets. Adjusted EBITDA contains other charges and gains, for which we believe adjustment is permitted under our senior secured credit agreement. Adjusted EBITDA is not a measure of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measures derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. The use of Adjusted EBITDA instead of income from operations has limitations as an analytical tool, including the failure to reflect changes in cash requirements, including cash requirements necessary to service principal or interest payments on our debt, or changes in our working capital needs. Management compensates for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA on a supplemental basis. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Years Ended December 31,
	2012	Change ($)	2011	Change ($)	2010
Income from operations	$64.5	$(45.0)	$109.5	$3.0	$106.5
Depreciation and amortization	43.3	(7.9)	51.2	(2.4)	53.6
Stock based compensation	0.5	(0.3)	0.8	(1.3)	2.1
Debt refinancing bonus/note forgiveness	—	—	—	(7.1)	7.1
Sponsor management fees	2.0	—	2.0	—	2.0
Other (1)	11.7	3.0	8.7	4.6	4.1
Adjusted EBITDA	$122.0	$(50.2)	$172.2	$(3.2)	$175.4

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenues
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Years Ended December 31,
	2012	Change ($)	2011	Change ($)	2010
Product revenue	$70.7	$(48.1)	$118.8	$(1.2)	$120.0
Maintenance revenue	284.0	(18.0)	302.0	4.4	297.6
Services revenue	88.0	(6.8)	94.8	5.6	89.2
Total revenue	$442.7	$(72.9)	$515.6	$8.8	$506.8
The decline in product revenue in 2012, when compared to the prior year is primarily related to several significant expansion orders and extraordinarily large one time dialer migrations that occurred in 2011. With the majority of migrations of our Dialer customer base to Unified IP completed, we are now in the process of migrating our Automatic Call Distributor ("ACD") customers, but we continue to experience lengthening decision and approval cycles as economic uncertainty has resulted in customers remaining cautious with capital investments. Product revenue decreased $1.2 million during 2011 as compared to 2010 as a result of slower than expected ACD migrations and delays for add-on orders due to hesitancy with customers in releasing capital funding which resulted in extending the procurement cycle.
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
The decline in services revenue in 2012 as compared to 2011 is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order. The increase in services revenue in 2011 as compared to 2010 is primarily due to increased Unified IP revenues which carries a higher services attach rate.
For information regarding net revenue by geographic region see Note 26 of Item 8 of this Annual Report on Form 10-K.
Cost of Revenues
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Years Ended December 31,
	2012	Change ($)	2011	Change ($)	2010
Cost of product revenue	$23.3	$(8.6)	$31.9	$1.8	$30.1
Cost of maintenance revenue	73.8	(11.4)	85.2	0.8	84.4
Cost of services revenue	73.0	(4.1)	77.1	6.4	70.7
Amortization expense for acquired intangible assets	5.6	(6.6)	12.2	(2.5)	14.7
Total cost of revenues	$175.7	$(30.7)	$206.4	$6.5	$199.9
The following table presents gross profit as a percentage of related revenue:

	Years Ended December 31,
	2012	Change (pts)	2011	Change (pts)	2010
Product gross margin	67.0%	(6.1)	73.1%	(1.8)	74.9%
Maintenance gross margin	74.1%	2.3	71.8%	0.2	71.6%
Services gross margin	16.5%	(2.2)	18.7%	(2.0)	20.7%
The deterioration in product gross margin for 2012 when compared to 2011 is primarily related to an increase of approximately $2.5 million in excess Signature inventory reserves in 2012 resulting from a significant decline in anticipated future sales of this legacy product. In addition, our product gross margin for 2012 was unfavorably impacted by lower sales volume in 2012 which reduced the leverage on our fixed costs.
During the first quarter of 2012 we redesigned the structure of our support and professional services organizations to realign, invest and hire the skill sets necessary to better meet customer experience expectations. These actions had a favorable impact on our maintenance and services gross margins in 2012 as they reduced our total headcount in these organizations by approximately 10% year over year. These cost saving initiatives were more than offset by the reduced volume of services revenue which did not allow us to leverage our fixed costs.
During 2012 and 2011, amortization expense for acquired intangible assets decreased as compared to the same period in the prior year as the result of certain assets becoming fully amortized.
Operating Expenses

(In millions)	Years Ended December 31,
	2012	Change ($)	2011	Change ($)	2010
Research and development	$40.6	$2.1	$38.5	$(8.3)	$46.8
Selling, general and administrative	128.9	0.8	128.1	4.8	123.3
Amortization expense for acquired intangible assets	30.7	0.2	30.5	0.9	29.6
Restructuring charges	2.3	(0.3)	2.6	1.9	0.7
Total	$202.5	$2.8	$199.7	$(0.7)	$200.4
The increase in research and development expenses for 2012, is primarily related to an increase in headcount of approximately 15% year over year. During 2012, we increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction. These additional investments during 2012 were partially offset by lower employee incentive plan expenses, which are driven by our actual financial results relative to established targets. The decrease in research and development expenses were lower in 2011 as compared to 2010 as a result of significantly lower staffing levels.
The increase in selling, general and administrative expenses and amortization expense for acquired intangibles in 2011 as compared to 2010 is primarily related to additional expenses related to the acquisition of Corsidian. Tax and audit fees increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to outside deal transaction costs, including the Corsidian acquisition fees, our efforts to rationalize and streamline our legal entity structure, and fees related to the appeal of the 2005 IRS audit.
Restructuring charges during 2012 consisted of a workforce reduction in the second quarter in response to lower revenue levels as well as the aforementioned realignment of our support and professional services organizations in the first quarter of 2012. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during the first quarter of 2012. Our 2011 restructuring charges relate to a realignment of our cost structure and staffing profile as well as establishing a presence in Ireland for operations and certain back office functions which resulted in employee related separation costs.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Years Ended December 31,
	2012	Change ($)	2011	Change ($)	2010
Interest expense, net	$65.7	$(2.2)	$67.9	$—	$67.9
Exchange rate loss (gain)	2.9	4.1	(1.2)	(2.5)	1.3
Other (income) expense, net	(0.9)	(0.3)	(0.6)	(1.3)	0.7
Total interest and other expense, net	$67.7	$1.6	$66.1	$(3.8)	$69.9
Interest expense for the year ended December 31, 2012 decreased as compared to the prior year periods due to lower debt levels resulting from $78.3 million of principal payments since December 31, 2011.
We experienced an exchange rate gain in the year ended December 31, 2011 compared to losses in 2012 and 2010, due to the weakening of the United States dollar against foreign currencies in 2011.
The change in other (income) expense for the year ended December 31, 2011 as compared to the same period in 2010 is associated with the dissolution of certain legal entities.

Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Years Ended December 31,
	2012	Change	2011	Change	2010
(Benefit from) provision for income taxes	$(1.6)	$(5.9)	$4.3	$(11.1)	$15.4
Effective tax rate	51.2%	41.3 pts	9.9%	(32.2) pts	42.1%

The decrease in provision for income taxes for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the benefit of U.S. losses in 2012, as well as the release of $4.8 million of ASC 740-10 reserves and foreign tax credits of $3.3 million. These benefits were offset by the establishment of a valuation allowance in the United States to offset deferred tax assets we determined are not more likely than not realizable. Based upon consideration of a number of factors, including a determination of the recoverability of these deferred tax assets weighing all evidence available as of December 31, 2012, it was determined that it was more likely than not that these deferred tax assets were not realizable and required a valuation allowance.
The decrease in provision for income taxes for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily due to the earnings of our affiliates in Ireland and other low tax jurisdictions, as well as the release of $13.0 million of ASC 740-10 reserves related to the settlement of the 2005 IRS audit which resulted in a net benefit to provision for income taxes of $2.6 million.
Subsequent Event
On January 30, 2013, our management initiated actions as part of our strategy transformation which resulted in approximately $1.9 million of severance expense that will be recorded during the first quarter of 2013. These global actions impacted 78 of our employees and were taken to better align our resources to support the business.  We will be re-investing a significant amount of the annualized savings of approximately $7 million resulting from these actions into research and development initiatives, headcount additions with distinct skillsets and other initiatives related to our strategy transformation in 2013.
LIQUIDITY AND CAPITAL RESOURCES
Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the years ended December 31, 2012, 2011 and 2010 follows:

(In millions)	Years Ended December 31,
	2012	2011	2010
Net cash provided by:
Net (loss) income	$(1.6)	$39.1	$21.2
Adjustments to net (loss) income for non-cash items	51.1	45.4	47.3
Changes in operating assets and liabilities	(24.9)	3.0	8.1
Operating activities	24.7	87.5	76.7
Investing activities	(5.1)	(17.2)	(14.8)
Financing activities	(80.4)	(11.4)	(27.8)
Effect of exchange rate changes	1.8	(4.0)	1.0
Net change in cash and cash equivalents	(59.0)	54.9	35.1
Cash and cash equivalents at beginning of period	141.3	86.4	51.3
Cash and cash equivalents at end of period	$82.4	$141.3	$86.4
Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 decreased as compared to December 31, 2011 primarily due to lower net income for the year ended December 31, 2012. Additionally, negative cash flows from our working capital accounts contributed to lower net cash provided by operating activities in 2012 as accounts payable and accrued liability balances have been reduced versus prior year as a result of lower accrued tax and compensation balances. For the year ended December 31, 2011, net cash flows from operating activities increased as compared to the year ended December 31, 2010 primarily as a result of improved net income.

Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 primarily consisted of $12.9 million of cash paid for the Corsidian acquisition, net of cash acquired. Additionally, net cash used in investing activities for the year ended December 31, 2010 included $8.2 million of cash paid for the Quilogy acquisition, net of cash acquired. The remaining net cash used in investing activities in each of the years in the three year period ended December 31, 2012 represents capital expenditures.
Net Cash Used In Financing Activities
Net cash used in financing activities for the year ended December 31, 2012 increased $69.0 million as compared to the year ended December 31, 2011 primarily due to increased principal payments under our debt facilities as the result of a mandatory prepayment for excess cash flow which was remitted in April 2012 and a $50 million voluntary prepayment that was remitted in November 2012. Net cash used in financing activities decreased $16.4 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010. In May 2010, we refinanced our existing debt resulting in debt issuance cost of $23.5 million offset by $6.0 million of proceeds received as a result of the refinancing.
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
The facility consists of a $500.0 million term loan facility with a six year maturity and a $30.0 million revolving credit facility with a four year maturity. We also have the option, subject to certain conditions, to increase term loans by up to $100.0 million in the aggregate. Up to $10.0 million of our revolving credit facility may be drawn in the form of letters of credit. All borrowings under the facilities are subject to the accuracy of representations and warranties in all material respects and the absence of default or event of default. As of December 31, 2012 we had a principal amount of $413.0 million, outstanding under the term loan facility and $30.0 million available under the revolving credit facility. As of December 31, 2011 we had a principal amount of $491.3 million outstanding under the term loan facility and $30.0 million available under the revolving credit facility.
On November 14, 2012, we amended our first lien credit facility to provide the appropriate level of flexibility to execute our strategy by resetting the loan covenants for the third quarter of 2012 and future periods. As a result of the amendment, certain terms relating to interest rates, principal payments and capital expenditures were amended. All terms outlined below are as amended on November 14, 2012.
Loans under our term loan facility and our revolving credit facility bear interest, at a rate equal to the adjusted LIBOR plus a margin of 5.25%. The interest rate margin on these facilities is reduced if we meet specified leverage ratios. In addition, loans under our term loan facility are subject to a LIBOR floor of 1.75%. Interest on base rate loans is required to be paid on the last day of each March, June, September and December. Interest on LIBOR loans is required to be paid on the last day of the interest periods we elect of one, two, three or six months (or, if allowed by all lenders, nine or twelve months) in duration, provided the payments are due not less than every three months for interest periods of greater than three months.
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
We were scheduled to repay $5.0 million in principal on our term loan facility by the last day of each March, June, September and December. The term loan facility matures and is required to be repaid in full on May 7, 2016. In the event of a prepayment of principal, the required quarterly principal payments for the year following the payment are not required to the extent that the prepayment offsets such required payments. To the extent that the prepayment exceeds the following year's required principal payments, the residual amount is ratably allotted to subsequent scheduled principal payments. As part of the amendment on

November 14, 2012, we paid down $50.0 million of our first lien debt. Additionally, a mandatory prepayment of $27.0 million discussed below was paid in April 2012. As a result of these prepayments, no scheduled principal payments are required through the maturity date of the first lien credit facility. The revolving facility matures and is required to be repaid in full on May 7, 2014.
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement. In addition we must use a percentage of our annual excess cash flow, as defined. The percentage is determined based on our leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, we calculated a mandatory prepayment of approximately $27 million, which was included in the current portion of long-term debt and paid in April 2012. As of December 31, 2012, this calculation did not result in a mandatory prepayment.
The credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. We were in compliance with these covenant requirements as of December 31, 2012. Based on our annual operating plan for 2013, we believe we will be in compliance with the financial covenants during 2013. If the Company is unable to maintain compliance with such covenants and the lenders do not waive the event of non-compliance, the lenders may accelerate payment of the debt.
The facility also limits our ability to make capital expenditures in excess of $12.5 million in any fiscal year, provided however, that we may carry forward unused amounts of our capital expenditures allowance to the next succeeding fiscal year.
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
 Senior Notes
On May 7, 2010, we issued $300.0 million of senior secured notes. We pay interest on the notes semi-annually at an annual interest rate of 10  5/8%. Interest accrues from May 7, 2010, the issue date of the notes, and interest payments began on November 15, 2010. We repurchased $5.0 million of senior secured notes during 2011, therefore we have $295.0 million in aggregate principal amount of senior secured notes outstanding as of December 31, 2012.
Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Aspect Software Parent, Inc. and each of our direct and indirect domestic subsidiaries that guarantee our senior secured credit facility and on a senior unsecured basis by Holdings. The notes and the related note guarantees are secured by a second lien on substantially all of our and each guarantor's assets, other than certain excluded assets. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness; pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments; enter into agreements that restrict distributions from restricted subsidiaries; sell or otherwise dispose of assets, including capital stock of restricted subsidiaries; enter into transactions with affiliates; create or incur liens and merge, consolidate or sell substantially all of our assets. These covenants are subject to important exceptions and qualifications.
Other Long-Term Debt
In connection with our acquisition of Quilogy in January 2010, we assumed an existing promissory note with Microsoft with a face value of approximately $6.5 million. No interest is payable on the note unless an event of default occurs, at which point the note will bear interest at 12% per annum. In addition to certain customary terms of default, we will be in default if we terminate our Technical & Business Collaboration Agreement with Microsoft for any reason other than certain reasons specified in the agreement. This promissory note was amended in February 2010 whereby Microsoft forgave $1.5 million of the note upon its acceptance of a plan by us to spend $1.5 million for the purpose of advancing our partnership with Microsoft and deploying Microsoft products. A principal payment of $1.5 million was made in April 2011, leaving the remaining $3.5 million of principal due in April 2014.

Contractual Cash Obligations and Commitments
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases that are detailed below, we do not utilize variable interest entity financing or any other form of off-balance sheet financing. As of December 31, 2012, our contractual cash obligations and commercial commitments over the next several periods are set forth below.

	Payments Due by Period
(in thousands)	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Debt(1)	$711,500	$—	$3,500	$708,000	$—
Operating leases(2)	29,290	6,826	11,013	8,195	3,256
Total	$740,790	$6,826	$14,513	$716,195	$3,256

(1)
Amounts shown in the table above exclude interest in an aggregate amount of approximately $257.7 million that will become due over the expected term of our existing credit facilities based on interest rates in effect at December 31, 2012.

(2)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. As of December 31, 2012, we had 48 operating leases, which expire from 2013 to 2020.

In addition to the amounts set forth in the table above, we have contractual obligations to pay royalties to certain third-party technology companies based upon our future licensing of their products and patented technologies. We cannot estimate what these future amounts will be; however, we expect them to increase as our product revenues continue to grow.
Off-Balance Sheet Arrangements
Except as set forth above in the contractual obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2012.
We provide indemnification provisions in certain of our agreements with customers and our leases of real estate in the ordinary course of our business. With respect to customer agreements, these provisions may obligate us to indemnify and hold harmless the customer against losses, expenses, liabilities and damages that are awarded against the customer in the event our products or services infringe upon a patent or other intellectual property right of a third party, in the event the customer's confidential information is misused, or in other circumstances. The customer agreements may limit the scope of and remedies for such indemnification obligations in certain respects, including, but not limited to, geographical limitations and the right to replace or modify an infringing product or service. We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of these agreements. We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale and other factors. We accrue for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. To date, we have not incurred any material costs associated with these product warranties, and as such, we have not reserved for any such warranty liabilities in our operating results.
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
Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit). We have determined that there is one reporting unit, and accordingly, we utilize a two-phase process for impairment testing of goodwill. The first phase screens for impairment at the reporting unit level by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. The second phase, if necessary, is to perform a quantitative assessment and compare the fair value of the reporting unit to the carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and it is necessary to proceed to step two of the impairment analysis. In step two of the analysis, an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value is recorded should such a circumstance arise. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our revenue and earnings, the useful life over which cash flows will occur, and determination of our cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment.
Revenue Recognition
We derive our revenue primarily from two sources: (i) product revenues, which typically include perpetual software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from products and services have been derived from sales to end users through our direct sales force, distributors, and resellers.
We recognize revenue from the sale of software product licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the Product is delivered to a common carrier at our loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, we generally recognize revenues upon shipment to distributor or the reseller or identified end user, as applicable.
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
Effective January 1, 2011, we prospectively adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), and ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements (“ASU 2009-14”). As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We generally expect that we will not be able to establish TPE due to the nature of the products sold and the markets in which it competes and therefore rely upon VSOE or ESP in allocating revenue.
VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. We have established VSOE of selling price for support and maintenance services, certain professional services, and education services.
ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases.
We have established ESP for software licenses and hardware and review them annually or more frequently when a significant change in our business or selling practices occurs.

Each deliverable within our multiple-deliverable revenue arrangements is accounted for as a separate unit of accounting under the guidance of ASU 2009-13 if both of the following criteria are met: the delivered item or items have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if the item is sold separately by us or another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products.
Our arrangements with multiple-deliverable elements may also include stand-alone software deliverables that are subject to the software revenue recognition guidance (ASC 985-605). In accordance with the provisions of ASC 605-25, the transaction consideration for these multiple element arrangements is allocated to software and non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in ASU 2009-13. The amount allocated to the Software deliverables as a group is then accounted for in accordance with the Software Revenue Recognition guidance in ASC 985-605.
As a result of implementing ASU 2009-13 and ASU 2009-14, we recognized $15.1 million in revenue for the year ended December 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The effect of adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements of these arrangements at that time.
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
Product revenue for software licenses sold on a perpetual basis, along with hardware, is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Product revenue for software sold on a non-perpetual basis (Rental or Subscription) is recognized ratably over the subscription term.
In connection with the sale of our software licenses, we sell support and maintenance services, which are recognized ratably over the term of the arrangement, typically one year. Under support and maintenance services, customers receive unspecified software product upgrades, maintenance and patch releases during the term, as well as internet and telephone access to technical support personnel.
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
We record our estimate for customer returns or other customer allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause these return estimates to differ from actual results.

Stock-Based Compensation
At December 31, 2012 we had two stock-based employee compensation plans. The fair value of ordinary shares is determined by our management and approved by the board of directors. In the absence of a public trading market for our stock, our management and board of directors consider objective and subjective factors in determining the fair value of ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights and voting control attributable to then-outstanding stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.
We generally use the Black-Scholes option pricing model to determine the fair value of stock options granted. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. As there is no public market for our ordinary shares, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We do not anticipate paying cash dividends in the future on our ordinary shares; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate of 24%, 13% and 12% for the years ended December 31, 2012, 2011 and 2010, respectively in determining the expense recorded in our consolidated statements of operations relating to our 2003 Share Purchase and Option Plan (“2003 Option Plan”). For options granted under the Second Amended and restated 2004 Option Plan (“2004 Option Plan”), we have deferred recognition of compensation expense until a liquidity event occurs, causing the options to become exercisable. The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.77%	1.40%	2.58%
Expected volatility	49.00%	48.80%	43.20%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.80	$0.98	$0.38
As of December 31, 2012, there was $0.3 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 1.93 years. In addition, as of December 31, 2012, there was $9.2 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
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

 Claims and Contingencies
We are subject to various claims and contingencies related to legal, regulatory, and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the consolidated financial statements is based on management's view of the expected outcome of the applicable claim or contingency. Management may also use outside legal advice on matters related to litigation to assist in the estimating process. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible, or if an estimate is not determinable, disclosure of a material claim or contingency is disclosed in the Notes to the consolidated financial statements. We re-evaluate these assessments on a quarterly basis or as new and significant information becomes available to determine whether a liability should be established or if any existing liability should be adjusted. However, the ultimate outcome of various legal issues could be different than management's estimates and, as a result, adjustments may be required.
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
Income Taxes
We account for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.
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
ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and provides a model for recognizing and measuring, in the financial statements, positions taken or expected to be taken in a tax return. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
We recognize interest and penalties related to uncertain tax positions in income tax expense.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)-Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined above in “Critical Accounting Policies”). We adopted the new guidance as of January 1, 2012. There has been no impact to the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)-Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the new guidance as of January 1, 2012. There has been no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk primarily relates to our senior secured credit facility. Interest to be paid on our first lien debt is at a floor of 1.75% or USD LIBOR, plus 5.25%. We are able to select the USD LIBOR rate based upon a 1 month, 3 month, 6 month or 1 year interval, at our option. Our next date to elect our USD LIBOR rate is May 7, 2013. The published USD LIBOR rate is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past few months. If these interest rate trends were to reverse, this would result in increased interest expense as a result of higher LIBOR rates. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $4 million for each increase in interest rates of 1%, however this estimate does not give effect to any hedging arrangements required by our senior secured credit facility (as described below) or to the fact that until interest rates rise above our 1.75% floor there will be no impact on our interest expense. Our senior secured credit facility required that we enter into one or more hedge instrument agreements on fifty percent of the principal within 180 days of the debt refinancing and have it in place for a minimum period of three years. We purchased a one year LIBOR interest rate cap at 5% during the year ended December 31, 2012 as well as a two year LIBOR interest rate cap at 5% during the year ended December 31, 2010. The interest rate cap agreements did not qualify for hedge accounting and, as a result, we recorded changes in fair value of the cap as an asset or liability with an offset amount recorded as interest income or expense in the consolidated statements of income. We recorded losses of approximately $19 thousand and $0.2 million for the years ended December 31 2012 and 2011, respectively. A gain of approximately $33 thousand was recorded for the year ended December 31, 2010, resulting from the changes in the fair value of the interest rate cap.
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
Market Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. We sell our products primarily to large organizations in diversified industries worldwide. We perform ongoing credit evaluations of our customers' financial condition and generally do not require our customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. No single customer accounted for 10% or more of accounts receivable as December 31, 2012 and 2011 or net revenues during the years ended December 31, 2012, 2011 and 2010.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aspect Software Group Holdings Ltd.
We have audited the accompanying consolidated balance sheets of Aspect Software Group Holdings Ltd. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Software Group Holdings Ltd. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the guidance of Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements effective January 1, 2011.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 22, 2013

Aspect Software Group Holdings Ltd.
Consolidated Balance Sheets

	December 31,
(in thousands, except par value and share amounts)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$82,365	$141,339
Accounts receivable, net	54,042	59,524
Deferred tax assets	2,798	11,897
Other current assets	20,901	24,795
Total current assets	160,106	237,555
Property, plant, and equipment, net	12,559	14,504
Intangible assets, net	37,635	73,873
Goodwill	640,399	640,933
Other assets	24,707	26,445
Total assets	$875,406	$993,310
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,573	$17,074
Current portion of long-term debt	—	28,250
Accrued liabilities	57,732	75,517
Deferred revenues	82,174	81,574
Total current liabilities	148,479	202,415
Deferred tax liabilities	28,239	38,304
Long-term deferred revenue	7,145	10,143
Long-term debt (1)	711,463	761,433
Other long-term liabilities	36,956	38,484
Total liabilities	932,282	1,050,779
Commitments and contingencies (Note 20 and 23)	—	—
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,205	13,678
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,142)	(5,764)
Accumulated deficit	(61,600)	(60,044)
Total shareholders’ deficit	(56,876)	(57,469)
Total liabilities and shareholders’ deficit	$875,406	$993,310

(1)
$50.0 million held by a related party as of December 31, 2012 and December 31, 2011. $3.5 million and $3.4 million held by a minority shareholder as of December 31, 2012 and December 31, 2011, respectively. —see Note 12.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands)	2012	2011	2010
Net revenues:
Product revenue	$70,684	$118,810	$119,974
Maintenance revenue	284,024	302,034	297,632
Services revenue	88,003	94,756	89,177
Total net revenues	442,711	515,600	506,783
Cost of revenues:
Cost of product revenue	23,349	31,934	30,125
Cost of maintenance revenue	73,743	85,132	84,414
Cost of services revenue	73,042	77,137	70,641
Amortization expense for acquired intangible assets	5,549	12,178	14,677
Total cost of revenues	175,683	206,381	199,857
Gross profit	267,028	309,219	306,926
Operating expenses:
Research and development	40,648	38,534	46,769
Selling, general and administrative	128,891	128,051	123,363
Amortization expense for acquired intangible assets	30,734	30,515	29,572
Restructuring charges	2,282	2,595	690
Total operating expenses	202,555	199,695	200,394
Income from operations	64,473	109,524	106,532
Interest and other expense, net	(67,663)	(66,100)	(69,849)
(Loss) income before income taxes	(3,190)	43,424	36,683
(Benefit from) provision for income taxes	(1,634)	4,299	15,447
Net (loss) income	$(1,556)	$39,125	$21,236
Aspect Software Group Holdings Ltd.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2012	2011	2010
Net (loss) income	$(1,556)	$39,125	$21,236
Change in cumulative translation adjustment	1,622	(3,478)	854
Comprehensive income	$66	$35,647	$22,090

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Shareholders’ Deficit
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2009	236,118,419	$4	$8,992	(4,090,025)	$(3,483)	$(1,800)	$(3,140)	$(120,187)	$(119,614)
Net income	—	—	—	—	—	—	—	21,236	21,236
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	854	—	854
Forgiveness of promissory notes in connection with debt refinancing	—	—	—	—	—	1,375	—	—	1,375
Issuance of ordinary shares	219,457	—	20	—	—	—	—	—	20
Sale and repurchase of Class B and Class C shares in connection with share consolidation	62,750	—	66	(62,750)	(66)	—	—	—	—
Class B and Class C shares consolidation	(3,157,678)	—	1,266	—	—	—	—	(218)	1,048
Tax provision for stock plans	—	—	(43)	—	—	—	—	—	(43)
Stock-based compensation expense	—	—	1,068	—	—	—	—	—	1,068
Balance at December 31, 2010	233,242,948	4	11,369	(4,152,775)	(3,549)	(425)	(2,286)	(99,169)	(94,056)
Net income	—	—	—	—	—	—	—	39,125	39,125
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(3,478)	—	(3,478)
Issuance of ordinary shares	1,823,003	—	557	—	—	—	—	—	557
Repurchase of common stock	—	—	—	(790,595)	(1,369)	—	—	—	(1,369)
Tax provision for stock plans	—	—	926	—	—	—	—	—	926
Stock-based compensation expense	—	—	826	—	—	—	—	—	826
Balance at December 31, 2011	235,065,951	4	13,678	(4,943,370)	(4,918)	(425)	(5,764)	(60,044)	(57,469)
Net loss	—	—	—	—	—	—	—	(1,556)	(1,556)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,622	—	1,622
Stock-based compensation expense	—	—	527	—	—	—	—	—	527
Balance at December 31, 2012	235,065,951	$4	$14,205	(4,943,370)	$(4,918)	$(425)	$(4,142)	$(61,600)	$(56,876)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,556)	$39,125	$21,236
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	6,981	8,486	9,390
Amortization expense for acquired intangible assets	36,283	42,693	44,249
Non-cash interest expense	4,080	4,140	9,747
Recognition of minority shareholder loan forgiveness	—	(750)	(750)
Non-cash compensation expense	527	826	3,971
Increase (decrease) to accounts receivable allowances	3,060	(283)	(3,046)
Deferred income taxes	197	(8,744)	(16,273)
Tax (benefit from) provision for stock plans	—	(926)	43
Changes in operating assets and liabilities:
Accounts receivable	2,887	19,723	(13,089)
Other current assets and other assets	2,747	(6,668)	8,904
Accounts payable	(8,573)	(6,771)	(3,311)
Accrued liabilities and other liabilities	(18,988)	643	4,876
Deferred revenues	(2,933)	(4,004)	10,728
Net cash and cash equivalents provided by operating activities	24,712	87,490	76,675
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(12,865)	(8,172)
Purchases of property and equipment	(5,060)	(4,338)	(6,612)
Net cash and cash equivalents used in investing activities	(5,060)	(17,203)	(14,784)
Cash flows from financing activities:
Borrowings under long-term debt	—	—	800,000
Repayment of borrowings	(78,250)	(11,500)	(804,250)
Debt issuance costs in connection with borrowings	(2,152)	—	(23,530)
Tax benefit from (provision for) stock plans	—	926	(43)
Repurchase of common stock	—	(820)	—
Proceeds received from issuance of ordinary shares	—	7	20
Net cash and cash equivalents used in financing activities	(80,402)	(11,387)	(27,803)
Effect of exchange rate changes on cash	1,776	(3,931)	981
Net (decrease) increase in cash and cash equivalents	(58,974)	54,969	35,069
Cash and cash equivalents:
Beginning of period	141,339	86,370	51,301
End of period	$82,365	$141,339	$86,370
Supplemental disclosure of cash flow information
Cash paid for interest	$62,262	$60,455	$48,451
Cash paid for income taxes	$10,851	$13,721	$31,909

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
Management's Estimates and Uncertainties
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if past experience or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made.
Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, accounts receivable allowances, goodwill and intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to assess potential impairments related to intangible assets and stock-based compensation expense.
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
Recent Accounting Standards
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the new guidance as of January 1, 2012. There has been no impact to the Company’s financial position or results of operations.
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
The Company recognizes revenue from the sale of software product licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, title and risk of loss have transferred to the customer, the fee is fixed or determinable, and collection of the resulting receivable is probable. Delivery generally occurs when the Product is delivered to a common carrier at the Company’s loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, the Company generally recognizes revenues upon shipment to the distributor, the reseller or identified end user, as applicable.
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
As a result of implementing ASU 2009-13 and ASU 2009-14, the Company recognized $15.1 million in revenue for the year ended December 31, 2011 that would have been deferred under the previous guidance for multiple element arrangements and software revenue recognition. The effect of the adoption of this guidance in subsequent periods will be primarily based on the arrangements entered into and the timing of delivery of the elements in these arrangements at that time.
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
NOTE 3—BUSINESS COMBINATIONS
CORSIDIAN
Corsidian was a customer contact solutions provider in the Latin American (“LATAM”) region with approximately 100 employees and had been a top-revenue producing Aspect channel partner for many years. On July 5, 2011, the Company acquired the Corsidian entities in Brazil, Mexico, and Puerto Rico and on July 22, 2011, the Company acquired certain assets and liabilities of Corsidian's Colombia entity (together, “Corsidian”). The acquisition of Corsidian provided the Company with an immediate and substantial direct presence in the LATAM region, helping to capitalize on market growth opportunities in that region. The total purchase price was $16.0 million, including $1.2 million relating to the settlement of certain pre-existing relationships between the Company and Corsidian. The purchase price is subject to a working capital adjustment which was submitted to the seller by the Company during the fourth quarter of 2011. Negotiations between the seller and the Company are currently in process. Management is not able to finalize the purchase price allocation until negotiations of the working capital adjustment are complete. The acquisition of Corsidian was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Corsidian have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 8 years).
Transaction costs of approximately $2.1 million related to this acquisition were expensed as incurred and are included in general and administrative expenses in the Company's consolidated statement of operations.
The total purchase price for Corsidian was allocated as follows (in thousands):

Description	Amount
Current assets, including $1,922 of acquired cash	$6,361
Property and equipment	326
Goodwill	9,628
Customer relationships	8,100
Deferred taxes	742
Other long-term assets	6,120
Total assets acquired	31,277
Current liabilities	(2,767)
Deferred tax liabilities	(3,054)
Other long-term liabilities	(9,487)
Net assets acquired	$15,969
In connection with the acquisition of Corsidian, $10.1 million was placed in escrow in connection with the seller's obligation to indemnify the Company for the outcome of potential contingent liabilities relating to certain tax matters, including uncertain tax positions and for certain acquired accounts receivable the Company deemed at risk of collection. The Company has recognized certain of the contingent liabilities deemed probable of occurrence and an indemnification asset relating to the escrowed amount. As of December 31, 2012 approximately $6.0 million remained in escrow subject to negotiation settlements and a five year release schedule.
 QUILOGY
On January 8, 2010, the Company purchased Quilogy Inc. (“Quilogy”), a nationally recognized information technology services firm, for $10.6 million in cash consideration. The cash acquisition of Quilogy brings additional collaboration capabilities to the Company's unified communication services portfolio to help organizations improve business processes with the combined capabilities of these technologies. The acquisition of Quilogy was accounted for as a purchase under ASC 805 Business Combinations. Accordingly, the results of Quilogy have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives are being amortized on a straight-line basis over their respective estimated useful lives (approximately 2-8 years).

The total purchase price for Quilogy has been allocated as follows (in thousands):

Description	Amount
Current assets, including $2,448 of acquired cash	$8,491
Property and equipment	633
Goodwill	4,353
Customer and partner relationships	6,900
Tradename	100
Non-competition agreements	100
Total assets acquired	20,577
Current liabilities	(2,901)
Deferred tax liabilities	(674)
Debt	$(6,382)
Net assets acquired	10,620
Additionally, in connection with the acquisition, the Company made retention payments of approximately $1.4 million to certain key employees on December 31, 2010. Since the payments were contingent upon employment, the amounts were accounted for as compensation and expensed over the service period (approximately one year ).
Transaction costs related to this business combination were not material and were expensed as incurred. The transaction costs are included in general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the acquisition, the Company assumed a $6.5 million unsecured note, which it modified immediately following the acquisition as discussed in Note 12.
NOTE 4—EQUITY
Ordinary Shares
The Company has authorized a total of 1,000,000,000 ordinary shares with a par value of $0.00001 per share in the following classes of shares. The liquidation values of these shares were zero at December 31, 2012 and December 31, 2011. The Company held 1,478,261 of Class L shares, 2,674,514 of Class A-1shares and 790,595 of Class A-2 shares in treasury at December 31, 2012 and December 31, 2011.   The following table summarizes the Company's ordinary shares by class as of December 31, 2012 and December 31, 2011:

Share Class Description	Shares Authorized	Shares Outstanding
Class L voting	300,000,000	179,539,840
Class L non-voting	100,000,000	33,536,001
Class A-1 non-voting	300,000,000	10,548,786
Class A-2 non-voting	300,000,000	6,497,954
Total	1,000,000,000	230,122,581
The Company's ordinary shares have the following rights and features:
Yield
The yield on all shares of Class L voting and non-voting has been satisfied. The Class A-1 ordinary shares yield is nominal and has not been recorded.
Voting Rights
The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held.
Restricted Shares
In connection with an acquisition in 2004, the Company granted Class L non-voting restricted shares to certain former employees of the acquired entity. The total number of shares issued was 1,153,450 at a per share fair value of $1.38. The shares become fully vested upon the earliest to occur of an initial public offering of the Company's equity securities, involuntary termination, or death. There were 103,810 and 207,620 of these Class L non-voting shares unvested at December 31, 2012 and

2011, respectively. The Company has accounted for the issuance of the restricted shares as deferred compensation at an amount equal to the fair value of the shares issued at the original issuance date. Any unvested restricted shares will revert to the previous owner of the acquired business, if forfeited by the individual under certain circumstances. During 2012, the Company recorded compensation expense of $0.1 million in connection with the vesting of 103,810 shares relating to an involuntary employment termination. The Company did not record any compensation expense during 2011 or 2010 related to these restricted shares.
Unvested restricted shares are forfeitable upon termination of a restricted shareholder's service as an employee under certain circumstances. Vested restricted shares are subject to repurchase under certain circumstances up through the date of a change in control, as defined. The Company did not repurchase any vested or unvested shares during 2012 or 2011.
The Company recorded $0.3 million of compensation expense during 2010 related to 174,751 class A-1 shares granted to an executive that were fully vested upon issuance.
 Investment Agreement
In March 2008, the Company entered into an investment agreement with a minority shareholder. In connection with the investment agreement, the Company received $5.0 million from the minority shareholder in exchange for 2,071,230 of the Company's Class A-2 Shares at a per share price of $2.414 (“Investment”). As part of this Investment, the Company agreed to certain terms and conditions with the minority shareholder that allow the minority shareholder the right of first offer for an asset or equity sale of the Company, the right of first refusal for an asset or equity sale of the Company, and protective provision rights with any similar class shares. The minority shareholder also has a put right that would be enforced only if the Company breached any material term with respect to the representations and warranties of the investment. The period of each of the other company's rights is through the earlier of March 16, 2013 or an initial public offering of the equity securities of the Company.
Warrants
In connection with an acquisition in 2004, the Company issued the former owner a warrant to purchase 2,105,458 shares of the Company's Class A-1 shares at $2.38 per share. The warrant can only be exercised with the consummation of a liquidity event, which is defined as an initial public offering of the Company's equity securities, consolidation, merger, or reorganization of the Company, or the sale or transfer of the Company's capital stock where a group other than certain shareholders, as defined, secures a majority ownership position. The Company will account for the fair value of the warrant as additional purchase price when it becomes exercisable. The warrant expires ten years from the date of issuance.
Value Creation Incentive Plan
During 2012, the Company established a Value Incentive Creation Plan ("VCIP") whereby upon a liquidity event, as defined in the agreement, eligible participants will receive a predetermined bonus based on the Company's equity value once it exceeds a certain threshold.  Payments under the VCIP are contingent upon continued employment. All of the Company's executive officers are eligible participants under the VCIP. In addition, the Company may include additional participants in the future. Because payments under the VCIP are contingent upon a liquidity event, as defined, and the Company's equity value at the time of the liquidity event, the Company will not record compensation expense until a liquidity event occurs.
Stock Option Plans
The Company maintains two stock option plans. The 2003 Share Purchase and Option Plan (“2003 Option Plan”) provides for the grant of options to purchase up to 70,000,000 shares of the Company's ordinary shares. Under the 2003 Option Plan, restricted stock and options may be granted for the purchase of Class A-1 shares, Class A-2 shares, and Class L non-voting shares. The Second Amended and Restated 2004 Option Plan (“2004 Option Plan”) provides for the grant of options to purchase shares of up to 20,000,000 Class A-2 shares. As of December 31, 2012, 58,583,432 shares were available for future grant under the Company's stock option plans.
The Company generally issues options at no less than fair market value with a four-year vesting period, and which expire seven years from the date of grant. Options issued under the 2004 Option Plan are not exercisable until the consummation of a liquidity event, defined as an initial public offering of the Company's equity securities. Because the options are not exercisable until a liquidity event, as defined, the Company will record compensation expense at the time the liquidity event becomes probable. If the option holder terminates their employment from the Company prior to the option becoming exercisable, then under certain circumstances that are all within the Company's control and outside of the control of the employee, the intrinsic value related to the vested options of the holder at the time of their termination will be paid to them in cash and accounted for by the Company as compensation expense at the time when such a liability becomes probable.

The following table summarizes the Company's stock option activity under its two stock option plans during the year ended December 31, 2012:

	Number of Ordinary Shares Attributable to Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1) (In Thousands)
Outstanding as of December 31, 2011	28,418,464	$2.01	3.63	$30,018
Granted	7,284,044	2.56	—	—
Exercised	—	—	—	—
Cancelled	(18,573,784)	1.96	—	—
Outstanding as of December 31, 2012	17,128,724	$2.30	3.14	$267
Exercisable at December 31, 2012	4,769,990	$2.23	3.16	$—
Vested at December 31, 2012	14,322,587	$2.28	2.78	$267
Vested and expected to vest at December 31, 2012(2)	16,799,604	$2.28	2.78	$267

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's ordinary shares on December 31, 2012 and the exercise price of the underlying options.

(2)
This represents the number of vested options as of December 31, 2012, plus the number of unvested options expected to vest, based on the number of unvested options outstanding as of December 31, 2012, adjusted for the estimated annual forfeiture rate of 24%.

At December 31, 2012, the Company had ordinary shares reserved for future issuance as follows:

Ordinary Shares
Options to purchase ordinary shares outstanding	17,128,724
Options to purchase ordinary shares available for future issuance	58,583,432
Warrants	2,105,458
Total	77,817,614
The fair value of the Company's ordinary shares is determined by the Company's management and approved by the Board of Directors. In the absence of a public trading market for the Company's ordinary shares, the Company's management and Board of Directors consider objective and subjective factors in determining the fair value of the Company's ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights, and voting control attributable to the Company's then-outstanding shares and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company.
The Company generally uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
As there is no public market for its ordinary shares, the Company determined the volatility for options granted during 2012 and 2011 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method, as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends in the future on its ordinary shares; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate of 24%, 13% and 12% for the years ended December 31, 2012, 2011 and 2010, respectively in determining the expense recorded in the accompanying consolidated statements of operations relating to the 2003 Option Plan. For options granted under the 2004 Option Plan, the Company has deferred recognition of compensation expense until a contingent liquidity event occurs, causing the options to become exercisable.

The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.77%	1.40%	2.58%
Expected volatility	49.0%	48.8%	43.2%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.80	$0.98	$0.38
Stock-based compensation expense is reflected within the Company’s consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of services	$26	$118	$63
Research and development	21	56	75
Selling, general and administrative	480	652	1,978
Total	$527	$826	$2,116
As of December 31, 2012, there was $0.3 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 1.93 years years. In addition, as of December 31, 2012, there was $9.2 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
On March 31, 2010, the Company consolidated its equity structure by eliminating share classes B-1, B-2, C-1 and C-2 (“Share Consolidation”). In connection with the Share Consolidation, the Company (1) issued and repurchased 62,750 of class C-2 common stock and (2) mandatorily exchanged its outstanding class B-2 and C-2 shares of common stock for class A-2 shares of common stock and (3) mandatorily exchanged its outstanding class B-1 and C-1 shares for options to purchase class A-2 stock. The Share Consolidation was accounted for as a modification of the share based payment awards. For those shares which were held by employees or former employees of the Company and exchanged pursuant to the Share Consolidation, these modifications were accounted for pursuant to ASC 718 Share-Based Payment. Following ASC 718, the Company calculated the fair value of the new A-2 options and recorded that amount (approximately $1.1 million) as compensation expense in the first quarter of 2010. The full fair value of the new options was recognized as expense in the first quarter because the options received were fully vested on the date of grant and the value of the B and C shares exchanged was determined to be immaterial.
For those shares which were acquired and held by investors of the Company, the Company has recorded the fair value of the A-2 options granted (approximately $0.2 million) as a distribution to shareholders within equity and has not recorded compensation expense as these investors do not provide the Company with goods or services.
On March 8, 2010, the Company offered and on April 2, 2010 completed, a voluntary stock option exchange program (the "Exchange Program") to its option holders giving them the right to tender certain outstanding stock options with an exercise price greater than the fair market value of those shares as of the exchange date to purchase class A-2 stock. In exchange for this tender, the holders would receive new stock options with an exercise price at current fair market value based upon a predetermined ratio. On March 29, 2010, the expiration date of the Company's Exchange Program, option holders elected to exchange 1.7 million of existing options under the Exchange Program for the issuance of approximately 1.1 million new options at the then fair market value. The actual exchange occurred on April 2, 2010. The new options vest ratably over a minimum term of 24 months from the date of grant. The Company has accounted for this modification in accordance with ASC 718 by calculating the difference between the fair value of the award under the modified terms on the modification date and the fair value of the original award on the modification date. The incremental compensation expense of approximately $0.8 million is being recognized over the remaining service period under the award or was recognized immediately, if no remaining service was required to be provided
Additionally, on March 31, 2010 in connection with the consolidation of its equity structure, the Company mandatorily exchanged all outstanding B-2 and C-2 options for A-2 options at a ratio of 1:1 at prices higher than fair market value with no change to the vesting schedule of the original B-2 and C-2 options. There was no incremental stock-based compensation associated with this exchange.

Notes Receivable for Purchase of Ordinary Shares
In connection with the Concerto Software, Inc. (“CSI”) acquisition in 2004, the Company issued 1,478,261 shares of Class L non-voting shares to certain former executives of the acquired entity who became officers of the Company, at a per share price of $1.35, in exchange for notes receivable of $2.0 million. In September 2005, the Company repurchased the shares at a per share price of $2.42 for consideration totaling $3.6 million, comprised of the issuance of 1,478,261 Class A-2 shares valued at $0.79 per share for a total of $1.2 million and cash consideration of $2.4 million.
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
In connection with the Company's debt refinancing in May 2010, the Company forgave $1.4 million of the notes outstanding from two executives in addition to $0.5 million of accrued interest receivable which together is reflected in general and administrative expenses in the consolidated statement of operations. As of December 31, 2012 and 2011, $0.4 million of the notes remain outstanding with a former executive, which the Company intends to seek repayment.
NOTE 5—CASH
Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. In 2012 and 2011, cash equivalents primarily consisted of amounts held in an overnight interest bearing investment account. The carrying value of these instruments approximates their fair value.
Restricted Cash
Restricted cash consists of interest-bearing deposit accounts which are restricted from use pursuant to certain letter of credit agreements. At December 31, 2012 and 2011, the Company had restricted cash of $1.6 million and $3.1 million, respectively, which is included within other current and long-term assets in the accompanying consolidated balance sheets.
NOTE 6—TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company specifically analyzes historical bad debts, the aging of the accounts receivable, customer concentrations and credit worthiness, potential disagreements with customers, current economic trends, and changes in customer payment terms to evaluate the allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts quarterly at a minimum. Past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote.
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

(in thousands)	Beginning Balance	Provisions (Releases)	Utilization	Ending Balance
2012	$3,406	$3,060	$(1,953)	$4,513

2011	$6,073	$(283)	$(2,384)	$3,406

2010	$12,821	$(3,046)	$(3,702)	$6,073

NOTE 7—OTHER CURRENT ASSETS
Other current assets consist of:

	As of December 31,
(in thousands)	2012	2011
Prepaid expenses	$11,408	$11,751
Other assets	9,493	13,044
Total	$20,901	$24,795

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
Property, plant, and equipment consist of:

	As of December 31,
(in thousands)	2012	2011
Computer equipment and software	$55,395	$52,518
Office equipment	3,770	3,740
Leasehold improvements	15,829	15,384
Construction in progress	47	515
Total	75,041	72,157
Accumulated depreciation and amortization	(62,482)	(57,653)
Property, plant and equipment, net	$12,559	$14,504
NOTE 9—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES
The Company reviews long-lived assets consisting of property, plant, and equipment, and certain definite-lived identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during 2012 or 2011.
The Company amortizes its intangible assets that have definite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit). The Company has determined that there is one reporting unit, and accordingly, utilizes a two-step process for impairment testing of goodwill. The first step screens for impairment at the reporting unit level to determine if the fair value of the reporting unit is less than the carrying amount. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and it is necessary to proceed to step two of the impairment analysis. In step two of the analysis, an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value is recorded should such a circumstance arise. In 2012, the Company used both a quantitative and qualitative analysis in the first step of its impairment testing. The Company utilized a qualitative analysis in the first step of its impairment testing in 2011 to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying amount. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company, the useful life over which cash flows will occur, and determination of the Company's cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and conclusions on goodwill impairment. The Company performed its annual impairment test during the fourth quarter of each fiscal year and did not identify any indicators of impairment of goodwill in the three year period ended December 31, 2012.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2011	$640,933
Adjustments within the measurement period	(598)
Foreign currency translation	64
Balance as of December 31, 2012	$640,399
Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

	As of December 31, 2012				As of December 31, 2011
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 - 10	$235,065	$206,492	$28,573	$235,029	$177,658	$57,371
Developed technology	3 - 8	131,650	127,587	4,063	131,650	122,039	9,611
Trade names/trademarks	2 - 10	17,270	12,824	4,446	17,270	11,193	6,077
Non-competition agreements and leases	5 - 17	2,517	1,964	553	2,517	1,703	814

Total		$386,502	$348,867	$37,635	$386,466	$312,593	$73,873

Amortization expense was $36.3 million, $42.7 million and $44.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ended December 31,
2013	$25,805
2014	4,146
2015	3,124
2016	1,650
2017 and thereafter	2,910
Total	$37,635
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	As of December 31,
(in thousands)	2012	2011
Accrued compensation and related benefits	$19,212	$21,497
Accrued interest	10,779	11,596
Accrued sales and use tax	10,967	10,774
Other accrued liabilities	16,774	31,650
Total	$57,732	$75,517
NOTE 11—FAIR VALUE
The Company has evaluated the estimated fair value of financial instruments using available market information and management estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

The fair value of the Company's cash, cash equivalents, accounts receivable, and other current and non-current liabilities approximate their carrying amounts due to the relatively short maturity of these items. The inputs into the determination of fair value require significant management judgment or estimation.
Financial Assets and Liabilities Recorded at Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$82,365	$82,365	$—	$—
Interest rate cap	—	—	—	—
Liabilities
Accrued restructuring—facilities	$59	$—	$59	$—

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
Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations, further discussed in Note 12, were estimated based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of December 31, 2012 and 2011, the Company's first lien credit facility had a fair value of approximately $415.1 million and $490.0 million, respectively. As of December 31, 2012 and 2011, the Company's

senior second lien notes had a fair value of approximately $267.0 million and $303.9 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of December 31, 2012 and December 31, 2011.
NOTE 12—DEBT
Debt obligations consist of the following:

	As of December 31,
(in thousands)	2012	2011
First lien credit facility	$413,000	$491,250
Senior second lien notes	295,000	295,000
Unsecured note payable to minority shareholder	3,463	3,433
Subtotal debt	711,463	789,683
Less-contractual current maturities	—	28,250
Total long-term borrowings	$711,463	$761,433
The Company's debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. and each of its domestic subsidiaries. See Note 29 for Supplemental Guarantor Consolidating Financials.
On November 14, 2012, the Company amended its first lien credit facility to provide the appropriate level of flexibility to execute the Company's strategy by resetting the loan covenants for the third quarter of 2012 and future periods. As a result of the amendment, the interest rate increased to the greater of USD LIBOR or 1.75%, plus a margin of 5.25%. The interest rate increased on a prospective basis and will continue until the maturity date. Prior to the amendment, the interest rate on the first lien credit facility was equal to the greater of USD LIBOR or 1.75%, plus a margin of 4.50%. The increase in the interest rate is subject to a further 25 basis point increase if the Company's most recently announced corporate credit rating is below the following criteria: (1) Moody's is not B2 or better and (2) Standard & Poor's is not B or better. If the Company is able to achieve a certain Leverage Ratio as defined, the additional 5.25% of interest will be reduced by up to 0.50%. Since the inception of the first lien credit facility, LIBOR has remained below 1.75% and the Company has not achieved the Leverage Ratio's required for a reduction in the additional rate. As part of this amendment on November 14, 2012, the Company paid down $50.0 million of its first lien debt.
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement, in addition to a percentage of the Company's annual excess cash flow, as defined. The percentage is determined based on the Company's leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, the Company calculated a mandatory prepayment of approximately $27 million, which was included in current portion of long-term debt and was paid in April 2012. As of December 31, 2012, the Company's calculation did not result in a mandatory prepayment.
In the event of a prepayment of principal, the required quarterly principal payments following the voluntary payment are not required to the extent that the voluntary payment affords, and to the extent that the prepayment exceeds the scheduled required principal payments. As a result of the voluntary prepayment of $50.0 million made in November 2012 and the mandatory prepayment made in April 2012, no scheduled principal payments are required through the maturity date of the first lien credit facility.
The senior second lien notes require semiannual interest payments fixed at 10.625%. The entire principal amount is due at maturity of the loan in May 2017.
The Company maintains a $30.0 million revolving credit line, with certain of the first lien creditors that bears interest at the same rate as the first lien credit facility. As of December 31, 2012 and 2011, there were no borrowings or standby letters of credit outstanding under the revolving credit line.
In connection with the amendment of the first lien credit facility in November 2012, the Company incurred debt financing costs of approximately $2.2 million including lender fees of $2.1 million and third party fees of $0.1 million. Additionally, in May 2010, the Company had refinanced its existing first and second lien credit facilities whereby the Company entered into a new first lien credit facility of $500 million and issued senior second lien notes of $300 million. In connection with the issuance of the credit facility, notes, and the revolving credit line the Company incurred debt financing costs of $23.5 million in 2010, consisting of lenders fees of $21.1 million and third party fees of $2.4 million. Third party fees included legal, rating agency, accounting services, audit and printing fees. The Company accounted for debt fees in connection with the 2012 amendment and the 2010 refinancing in accordance with ASC 470-50-05 Debt Modifications and Extinguishments (formerly Emerging Issues Task Force No. 96-19 Debtor's Accounting for a Modification or Exchange of Debt Instruments) based on whether the debt instruments at the level of each lender are determined to be a new debt instrument, a modification of the existing debt instrument, or an extinguishment of the existing debt instrument, including the revolver. The Company capitalized $2.2 million of lender fees as deferred financing costs in November 2012 and $20.1 million in lenders fees and $1.8 million in third party expenses in May 2010.
As of December 31, 2012, the net deferred financing costs total of $15.7 million are included on the accompanying balance sheet as other long-term assets and are being amortized to interest expense over the term of the loans using the effective interest method. See Note 13 for the components of interest expense for the three year period ending December 31, 2012.

In connection with the Company's acquisition of Quilogy, the Company assumed a $6.5 million unsecured note with one of the Company's minority shareholders. The note does not bear interest, however the Company is calculating interest using the effective interest method over the life of the note. During the first quarter of 2010, the minority shareholder forgave $1.5 million of the note provided that the funds be invested in the Company's marketing activities under a pre-existing Collaboration Agreement (Note 24) over a one year period. The Company amortized this deemed cost reimbursement ratably over this period. In April 2011, the Company made a principal payment of $1.5 million. The remaining $3.5 million of principal is due in April 2014.
Future minimum contractual principal payment obligations due per the Company's debt obligations are as follows (in thousands):

Years Ended December 31,
2013	$—
2014	3,500
2015	—
2016	413,000
2017 and thereafter	295,000
Total	$711,500
The Company's credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. As of December 31, 2012, the Company has reviewed its compliance with respect to the applicable financial covenants, and has determined that the Company is in compliance with all financial covenants.
Additionally, the Company has customary representations, registration and reporting requirements for the senior second lien notes. As part of the registration requirements, the Company exchanged the notes for a new issue of debt securities registered under the Securities and Exchange Act.

NOTE 13—INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net consists of the following:

	Years Ended December 31,
(in thousands)	2012	2011	2010
First lien credit facility (2006)	$—	$—	$(4,576)
Second lien credit facility (2006)	—	—	(9,854)
First lien credit facility (2010)	(29,872)	(31,326)	(20,686)
Senior second lien notes (2010)	(31,344)	(31,710)	(20,718)
Revolving credit line	(229)	(231)	(241)
Impact of interest rate hedging agreements	(19)	(185)	33
Amortization of deferred financing cost	(4,080)	(4,141)	(6,082)
Write-off of deferred financing costs	—	—	(5,243)
Other	(158)	(289)	(520)

Total interest expense	(65,702)	(67,882)	(67,887)
(Losses)/gains on foreign exchange	(2,905)	1,184	(1,257)
Other income (expense)	944	598	(705)
	$(67,663)	$(66,100)	$(69,849)
NOTE 14—DERIVATIVES
The Company’s first lien credit facility requires that the Company enter into one or more hedge instrument agreements for a minimum period of three years on fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a one year LIBOR interest rate cap at 5% in the second quarter of 2012 as well as a two years LIBOR interest rate cap at 5% in the third quarter of 2010.
The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded losses of approximately $19 thousand and $0.2 million for the years ended December 31 2012 and 2011, respectively. A gain of approximately $33 thousand was recorded for the year ended December 31, 2010.
Derivatives held by the Company as of December 31, 2012 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—
NOTE 15—PRODUCT WARRANTIES
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale, and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. Accrued warranty costs as of December 31, 2012 and December 31, 2011 were not material.
NOTE 16—OTHER COSTS
Shipping and Handling Costs
Costs incurred for shipping and handling are included in cost of revenue at the time related sales are recognized. Amounts billed to customers for shipping and handling fees are reported as revenue.
Reimbursed Out-of-Pocket Expenses
The Company includes reimbursable out-of-pocket expenses in service revenue and cost of service revenue.

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
Advertising Expenses
All advertising costs are expensed as incurred. Advertising costs were $0.7 million, $0.5 million, and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 17—FOREIGN CURRENCY TRANSLATIONS AND FOREIGN CURRENCY EXCHANGE TRANSACTIONS
The reporting currency of the Company is the U.S. dollar. All assets and liabilities of the Company's foreign subsidiaries whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollar equivalents using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of shareholders' deficit. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to accumulated other comprehensive loss as a separate component of shareholders' deficit. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and cash and accounts receivable denominated in non-functional currencies.
NOTE 18—CONCENTRATIONS OF RISKS
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable. No single customer accounted for 10% or more of accounts receivable at December 31, 2012 and 2011 or net revenues for each the three years in the period ended December 31, 2012.
The Company has outsourced certain of its manufacturing capabilities to third parties, and relies on those suppliers to order components; build, configure, and test systems and subassemblies; and ship products to meet customers' delivery requirements in a timely manner. Failure to ship product on time or failure to meet the Company's quality standards would result in delays to customers, customer dissatisfaction, or cancellation of customer orders.
NOTE 19—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.
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

Income (loss) before income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Domestic	$(31,403)	$3,290	$1,536
Foreign	28,213	40,134	35,147
Total income (loss) before income taxes	$(3,190)	$43,424	$36,683
Significant components of the Company's provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Current federal	$(2,645)	$10,116	$29,229
Current state	(1,211)	2,877	2,203
Current foreign	2,337	946	367
	(1,519)	13,939	31,799
Deferred federal	1,654	(7,454)	(16,266)
Deferred state	(613)	(1,248)	(1,355)
Deferred foreign	(1,156)	(938)	1,269
	(115)	(9,640)	(16,352)
Total provision	$(1,634)	$4,299	$15,447
 A reconciliation of the Company's provision for (benefit from) income taxes as compared to the provision for (benefit from) income taxes calculated using the federal statutory rate is as follows:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Tax provision at statutory rates	$(1,117)	$15,198	$12,839
State tax provision (benefit), net of federal benefit	(25)	(314)	445
Domestic manufacturing deduction	(403)	(1,891)	(2,660)
Foreign tax credits	(3,256)	(2,228)	(1,898)
Other permanent differences	(566)	694	721
Credits	—	(463)	(594)
Foreign tax rate differential	(5,260)	(6,217)	111
Valuation allowance	9,360	—	—
Other foreign differences	1,524	(414)	777
Option cancellation	1,406	395	—
Other	1,098	(93)	—
Foreign branch & other taxes	—	—	1,031
Change in unrecognized tax benefits	(4,395)	(368)	4,675
Tax provision	$(1,634)	$4,299	$15,447
We have approximately $40.4 million of undistributed foreign earnings which we intend to permanently invest in our foreign operations and for which U.S. income taxes have not been provided at December 31, 2012. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Net deferred tax assets (liabilities) consisted of the following at December 31, 2012 and 2011:

	As of December 31,
(in thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards and credits	$10,042	$8,293
Accrued expenses and reserves	7,806	9,709
Prepayment of buy-in royalty	1,019	2,713
Stock-based compensation	732	2,001
Other deferred tax assets	5,003	$5,355
	24,602	28,071
Valuation allowance	(12,263)	(2,683)
Deferred tax assets	12,339	25,388
Deferred tax liabilities:
Acquired intangible assets	(14,354)	(27,285)
Stock option buyouts related to mergers	(11,077)	(11,129)
Transaction costs	(7,716)	(7,752)
Unrealized foreign exchange gains	(2,979)	(3,090)
Other deferred tax liabilities	(1,655)	(1,707)
Deferred tax liabilities	(37,781)	(50,963)
Net deferred tax liabilities	$(25,442)	$(25,575)
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
During this evaluation, the Company concluded that it was more likely than not that some deferred tax assets were not realizable and accordingly, recorded a valuation allowance of $12.3 million against the total deferred tax assets of $24.6 million for the year ended December 31, 2012. The Company believes it is more likely than not that the remaining $12.3 million of deferred tax assets will be realized based on the future reversals of taxable temporary differences. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
At December 31, 2012 the Company had available, subject to review and possible adjustment, federal, state and foreign tax effected net operating loss carryforwards of approximately $7.1 million to be used to offset future taxable income. The majority of these net operating loss carryforwards will expire at various dates through 2028. Additionally, the Company has recorded at December 31, 2012 approximately $1.2 million of federal tax credit carryforwards and $1.8 million of state tax credit carryforwards, net of federal benefit that will expire through 2026. However, the Company's ability to utilize net operating loss and credit carryforwards may be limited by Internal Revenue Code Section 382.
ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and provides a model for recognizing and measuring, in the financial statements, positions taken or expected to be taken in a tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company classifies its unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The following table reconciles the change in our gross unrecognized tax benefits for the years ended December 31, 2012 and 2011. The amounts presented do not include interest:

	As of December 31,
(in thousands)	2012	2011
Gross unrecognized tax benefits as of January 1	$25,783	$31,199
Increases related to tax positions from prior fiscal years	1,479	—
Decreases related to tax positions from prior fiscal years	(1,359)	—
Increases related to tax positions taken during current fiscal year	1,484	1,865
Settlements with tax authorities	(7,969)	(7,079)
Lapse of statutes of limitations	(395)	(212)
Adjustment to prior year	—	10
Total gross unrecognized tax benefits	$19,023	$25,783
As of December 31, 2012 and 2011, the Company has accrued reserves for unrecognized tax benefits including interest of $31.9 million and $32.9 million, respectively, all of which would affect the effective tax rate if recognized. Included in the accrued reserves at December 31, 2012 are unrecognized tax benefits of $9.3 million including interest that are not related to income taxes and which are not included in the tabular rollforward above. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company had accrued approximately $8.5 million and $7.4 million, respectively, for potential interest and penalties related to uncertain tax positions. The Company does not believe that it is reasonably possible that the gross unrecognized tax benefit balance would materially change within twelve months of the reporting date.
In 2010 the IRS completed an audit of the Company’s consolidated federal income tax return for tax year 2005. As part of their audit, the IRS proposed $161.8 million of additional tax and penalties primarily attributable to its significantly higher valuation of certain intellectual property transferred in 1999 and 2000 and the IRS’s reallocation of certain research and development shared costs between the Company’s U.S. and offshore entities. In addition, the IRS disallowed certain transaction costs the Company deducted in connection with its acquisition of Aspect Communications. The Company effectively settled all remaining issues under exam during the year ended December 31, 2012, resulting in the release of $4.8 million of tax reserves related to the audit with the residual amount settled as a cash payment.

The tax years 2009 and forward remain open to federal examination and the Company has filed refund claims for tax years 2006 through 2008 whereby the statute of limitations remains open for these years to the extent of the requested refund. Tax years 2006 and forward remain open to state and international examination in most jurisdictions.
NOTE 20—COMMITMENTS
Operating Leases
The Company leases certain of its facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments under such operating leases, which include rent payments on the unoccupied facilities and are included as a component of the restructuring accrual as of December 31, 2012, are as follows (in thousands):

Years ended December 31,	Operating
2013	$6,826
2014	5,804
2015	5,209
2016	4,889
2017 and thereafter	6,562
Total future minimum lease payments	$29,290
Rent expense incurred under the operating leases was approximately $7.3 million, $8.3 million and $8.9 million in 2012, 2011 and 2010, respectively.

NOTE 21—RESTRUCTURING
During 2012 and 2011, the Company recorded restructuring provisions related to the consolidation of certain facility leases as well as costs associated with realignment and a reduction of the Company’s workforce. In the first quarter of 2011, the Company realigned its headcount profile in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees in the first quarter of 2011. In the first half of 2012, the Company realigned certain functions to better accommodate the needs of its customers and also implemented cost reduction initiatives as a result of lower revenue volume. In addition, the Company reduced its office space in the U.K. during the first quarter of 2012. These initiatives impacted headcount by 88 employees. The Company expects all severance payments to be made within the next 12 months. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2010	$1,601	$839	$2,440
Provisions	2,578	17	2,595
Interest accretion	—	40	40
Payments and adjustments	(3,381)	(539)	(3,920)
Balance as of December 31, 2011	798	357	1,155
Provisions	1,591	690	2,281
Interest accretion	—	15	15
Payments and adjustments	(2,331)	(1,003)	(3,334)
Balance as of December 31, 2012	$58	$59	$117
The Company utilizes observable inputs, including but not limited to, sublease information, interest rates and exit costs to determine the fair value of its provisions related to the consolidation of facilities cost.
NOTE 22—EMPLOYEE BENEFIT PLAN
The Company has a qualified contributory retirement plan (the “Aspect Software, Inc. 401(k) Retirement Plan” or the “Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the Code). The Plan covers all Company employees who are at least 21 years of age and located within the United States. Employees may elect to contribute a portion of their total eligible compensation, subject to the Code's limitations.
The Company provides for matching contributions subject to the discretion and approval of the Board of Directors. The Company made matching contributions of $0.7 million, $3.1 million and $2.3 million during 2012, 2011, and 2010, respectively.
NOTE 23—CONTINGENCIES
Litigation
The Company, from time to time, is party to litigation arising in the ordinary course of its business. Management does not believe that the outcome of these claims will have a material adverse effect on the consolidated financial condition of the Company based on the nature and status of proceedings at this time.
In January 2008, the Company filed an action in state court in Massachusetts against Kenexa Technology, Inc. (“Kenexa”) alleging fraudulent misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing, and violations of Mass. Gen. Laws ch. 93A, in each case in connection with a 2007 agreement pursuant to which Kenexa agreed to provide outsourced employee recruiting and processing. In May 2010, a jury trial resulted in a verdict totaling approximately $0.8 million for Kenexa, of which approximately $0.4 million was paid in July 2010. The court denied the Company's 93A claims in January 2011, and it ruled in February 2011 that the Company must pay Kenexa approximately $1.7 million in attorney fees, interest and costs. For the year ended December 31, 2010, the Company recorded approximately $1.8 million in general and administrative expenses and $0.3 million in interest expense related to this litigation. The parties settled this litigation during the year ended December 31, 2011 for an amount that did not materially differ from the Company's accrual.
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
NOTE 24—COLLABORATION AGREEMENT
As of December 31, 2012, the Company completed all efforts under the Technical and Business Collaboration Agreement (“Collaboration Agreement”), which was entered with Microsoft on March 17, 2008 to develop, market, sell, service, and support a joint solution. The Company recorded sales and marketing reimbursements of $0.3 million and $0.4 million during the year ended December 31, 2012 and 2011, respectively under the Collaboration Agreement. The Company recorded research and development reimbursements of $2.9 million and sales and marketing reimbursements of $0.8 million during the year ended December 31, 2010.
NOTE 25—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $2.0 million for the each of the three years in the period ended December 31, 2012. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of operations, with a related accrued expense amount of $1.5 million and $0.5 million as of December 31, 2012 and December 31, 2011, respectively.
The Company invoiced a minority shareholder $0.3 million and $0.4 million, during the years ended December 31, 2012 and 2011, respectively, for product and services provided to the minority shareholder. Additionally, the Company had $3.5 million and $3.4 million of debt outstanding which was held by the minority shareholder at December 31, 2012 and December 31, 2011, respectively.
On October 1, 2009, Laurie Cairns joined the Company as Senior Vice President of Marketing and held this position through June 30, 2011. Ms. Cairns has an ownership interest in LEC Ltd., a marketing firm that provides consulting services to the Company. The Company paid $1.0 million to LEC Ltd. during Ms. Cairns' tenure in 2011.
As of December 31, 2012 and December 31, 2011, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $5.3 million during the years ended December 31, 2012 and 2011. The Company had accrued interest expense of approximately $0.7 million related to certain Class L shareholders second lien credit facility holdings as of December 31, 2012 and 2011.
NOTE 26—SEGMENT REPORTING
The method for determining what information to report is based on management's organization of segments within the Company for making operating decisions and assessing financial performance. Segment reporting requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company's reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer, or CEO. The Company's CEO reviews the Company's consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

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

	Years Ended December 31
	2012	2011	2010
Americas:
United States	$281,947	$327,833	$332,956
Other Americas	32,394	27,388	23,516
Total Americas	314,341	355,221	356,472
Europe and Africa:
United Kingdom	59,623	73,496	69,641
Rest of Europe and Africa	30,921	41,903	37,967
Total Europe and Africa	90,544	115,399	107,608
Asia Pacific (including Middle East)	37,826	44,980	42,703
Total net revenues	$442,711	$515,600	$506,783
The following tables present a summary of long-lived assets, net by geography (in thousands):

	Years Ended December 31
	2012	2011
Americas:
United States	$690,506	$728,405
Other Americas	22,334	24,210
Total Americas	712,840	752,615
Europe and Africa	895	995
Asia Pacific (including Middle East)	1,565	2,145
Total long-lived assets, net	$715,300	$755,755
NOTE 27—SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012:
Revenue	$114,704	$106,912	$111,482	$109,613
Gross profit	69,796	60,949	69,134	67,149
Income from operations	19,963	10,668	18,807	15,035
Net income (loss)	1,761	(10,463)	7,847	(701)
2011:
Revenue	$124,810	$133,129	$133,238	$124,423
Gross profit	74,397	80,899	79,800	74,123
Income from operations	23,504	29,244	30,871	25,905
Net income	5,343	9,718	10,329	13,735
NOTE 28—SUBSEQUENT EVENT
On January 30, 2013, the Company's management initiated actions as part of its strategy transformation which resulted in approximately $1.9 million of severance expense that will be recorded during the first quarter of 2013. These global actions impacted 78 of the Company's employees and were taken to better align our resources to support the business.  The Company will be re-investing a significant amount of these resources into research and development initiatives, headcount additions with distinct skillsets and other initiatives related to its strategy transformation in 2013.
The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 29—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010.
Supplemental Condensed Consolidating Balance Sheet
December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$11,093	$69,745	$—	$82,365
Accounts receivable, net	—	55,671	23,280	(24,909)	54,042
Deferred tax assets	—	1,780	1,018	—	2,798
Other current assets	—	14,961	5,940	—	20,901
Total current assets	1,527	83,505	99,983	(24,909)	160,106
Property, plant, and equipment, net	—	10,475	2,084	—	12,559
Intangible assets, net	—	31,580	6,055	—	37,635
Goodwill	—	633,036	7,363	—	640,399
Investment in subsidiaries	(56,184)	42,647	—	13,537	—
Other assets	228	18,074	6,405	—	24,707
Total assets	$(54,429)	$819,317	$121,890	$(11,372)	$875,406
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,447	$9,494	$21,541	$(24,909)	$8,573
Accrued liabilities	—	43,040	14,692	—	57,732
Deferred revenues	—	57,406	24,768	—	82,174
Total current liabilities	2,447	109,940	61,001	(24,909)	148,479
Deferred tax liabilities	—	27,181	1,058	—	28,239
Long-term deferred revenue	—	5,409	1,736	—	7,145
Long-term debt	—	711,463	—	—	711,463
Other long-term liabilities	—	21,508	15,448	—	36,956
Total liabilities	2,447	875,501	79,243	(24,909)	932,282
Total shareholders’ (deficit) equity	(56,876)	(56,184)	42,647	13,537	(56,876)
Total liabilities and shareholders’ (deficit) equity	$(54,429)	$819,317	$121,890	$(11,372)	$875,406

Supplemental Condensed Consolidating Balance Sheet
December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,526	$57,758	$82,055	$—	$141,339
Accounts receivable, net	—	60,734	36,601	(37,811)	59,524
Deferred tax assets	—	10,367	1,530	—	11,897
Other current assets	—	18,207	6,588	—	24,795
Total current assets	1,526	147,066	126,774	(37,811)	237,555
Property, plant, and equipment, net	—	12,002	2,502	—	14,504
Intangible assets, net	—	66,586	7,287	—	73,873
Goodwill	—	630,800	10,133	—	640,933
Investment in subsidiaries	(56,945)	74,294	—	(17,349)	—
Other assets	197	17,753	8,495	—	26,445
Total assets	$(55,222)	$948,501	$155,191	$(55,160)	$993,310
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,247	$25,529	$27,109	$(37,811)	$17,074
Current portion of long-term debt	—	28,250	—	—	28,250
Accrued liabilities	—	60,063	15,454	—	75,517
Deferred revenues	—	63,156	18,418	—	81,574
Total current liabilities	2,247	176,998	60,981	(37,811)	202,415
Deferred tax liabilities	—	34,728	3,576	—	38,304
Long-term deferred revenue	—	8,582	1,561	—	10,143
Long-term debt	—	761,433	—	—	761,433
Other long-term liabilities	—	23,705	14,779	—	38,484
Total liabilities	2,247	1,005,446	80,897	(37,811)	1,050,779
Total shareholders’ (deficit) equity	(57,469)	(56,945)	74,294	(17,349)	(57,469)
Total liabilities and shareholders’ (deficit) equity	$(55,222)	$948,501	$155,191	$(55,160)	$993,310

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$309,157	$159,592	$(26,038)	$442,711
Cost of revenues	—	134,370	67,351	(26,038)	175,683
Gross profit	—	174,787	92,241	—	267,028
Operating expenses:
Research and development	—	34,838	5,810	—	40,648
Selling, general and administrative	200	81,351	47,340	—	128,891
Amortization expense for acquired intangible assets	—	29,674	1,060	—	30,734
Restructuring charges	—	1,478	804	—	2,282
Total operating expenses	200	147,341	55,014	—	202,555
(Loss) income from operations	(200)	27,446	37,227	—	64,473
Interest and other income (expense), net	32	803	(68,498)	—	(67,663)
(Loss) income before income taxes	(168)	28,249	(31,271)	—	(3,190)
(Benefit from) provision for income taxes	—	(2,815)	1,181	—	(1,634)
Equity in (losses) earnings of subsidiaries	(1,388)	(32,452)	—	33,840	—
Net loss	$(1,556)	$(1,388)	$(32,452)	$33,840	$(1,556)
For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$367,501	$174,983	$(26,884)	$515,600
Cost of revenues	—	159,869	73,396	(26,884)	206,381
Gross profit	—	207,632	101,587	—	309,219
Operating expenses:
Research and development	—	33,759	4,775	—	38,534
Selling, general and administrative	1,094	79,713	47,244	—	128,051
Amortization expense for acquired intangible assets	—	29,972	543	—	30,515
Restructuring charges	—	1,465	1,130	—	2,595
Total operating expenses	1,094	144,909	53,692	—	199,695
(Loss) income from operations	(1,094)	62,723	47,895	—	109,524
Interest and other income (expense), net	30	(60,528)	(5,602)	—	(66,100)
(Loss) income before income taxes	(1,064)	2,195	42,293	—	43,424
Provision for income taxes	—	4,291	8	—	4,299
Equity in earnings of subsidiaries	40,189	42,285	—	(82,474)	—
Net income	$39,125	$40,189	$42,285	$(82,474)	$39,125

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$375,667	$150,759	$(19,643)	$506,783
Cost of revenues	—	158,403	61,097	(19,643)	199,857
Gross profit	—	217,264	89,662	—	306,926
Operating expenses:
Research and development	—	40,993	5,776	—	46,769
Selling, general and administrative	805	90,961	31,597	—	123,363
Amortization expense for acquired intangible assets	—	29,572	—	—	29,572
Restructuring charges	—	300	390	—	690
Total operating expenses	805	161,826	37,763	—	200,394
(Loss) income from operations	(805)	55,438	51,899	—	106,532
Interest and other income (expense), net	28	(53,545)	(16,332)	—	(69,849)
(Loss) income before income taxes	(777)	1,893	35,567	—	36,683
Provision for income taxes	—	15,791	(344)	—	15,447
Equity in earnings of subsidiaries	22,013	35,911	—	(57,924)	—
Net income	$21,236	$22,013	$35,911	$(57,924)	$21,236

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(1,556)	$(1,388)	$(32,452)	$33,840	$(1,556)
Change in cumulative translation adjustment	—	1,071	513	38	1,622
Comprehensive (loss) income	$(1,556)	$(317)	$(31,939)	$33,878	$66
For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,125	$40,189	$42,285	$(82,474)	$39,125
Change in cumulative translation adjustment	—	(348)	(2,426)	(704)	(3,478)
Comprehensive income	$39,125	$39,841	$39,859	$(83,178)	$35,647
For the Year Ended December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$21,236	$22,013	$35,911	$(57,924)	$21,236
Change in cumulative translation adjustment	—	(1,231)	1,315	770	854
Comprehensive income	$21,236	$20,782	$37,226	$(57,154)	$22,090

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1	$(23,639)	$48,350	$—	$24,712
Investing activities:
Purchases of property and equipment	—	(3,968)	(1,092)	—	(5,060)
Net cash used in investing activities	—	(3,968)	(1,092)	—	(5,060)
Financing activities:
Repayment of borrowings	—	(78,250)	—	—	(78,250)
Debt issuance costs in connection with borrowings	—	(2,152)	—	—	(2,152)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Dividend received (paid)	—	60,000	(60,000)	—	—
Net cash used in financing activities	—	(19,058)	(61,344)	—	(80,402)
Effect of exchange rate changes on cash	—	—	1,776	—	1,776
Net change in cash and cash equivalents	1	(46,665)	(12,310)	—	(58,974)
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$11,093	$69,745	$—	$82,365

For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(113)	$42,162	$45,441	$—	$87,490
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(12,865)	—	(12,865)
Purchases of property and equipment	—	(3,135)	(1,203)	—	(4,338)
Net cash used in investing activities	—	(3,135)	(14,068)	—	(17,203)
Financing activities:
Repayment of borrowings	—	(11,500)	—	—	(11,500)
Sales of subsidiaries	—	9,798	(9,798)	—	—
Tax benefit from stock plans	926	—	—	—	926
Repurchase of common stock for payment of employee taxes on options exercised	(820)	—	—	—	(820)
Proceeds received from issuance of ordinary shares	7	—	—	—	7
Net cash used in financing activities	113	(1,702)	(9,798)	—	(11,387)
Effect of exchange rate changes on cash	—	—	(3,931)	—	(3,931)
Net change in cash and cash equivalents	—	37,325	17,644	—	54,969
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370
End of period	$1,526	$57,758	$82,055	$—	$141,339

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$12	$38,523	$38,140	$—	$76,675
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(8,172)	—	—	(8,172)
Purchases of property and equipment	—	(5,302)	(1,310)	—	(6,612)
Net cash used in investing activities	—	(13,474)	(1,310)	—	(14,784)
Financing activities:
Borrowings under long-term debt	—	800,000	—	—	800,000
Repayment of borrowings	—	(804,250)			(804,250)
Debt issuance costs in connection with borrowings	—	(23,530)	—	—	(23,530)
Capital Contributions	(5,000)	5,000	—	—	—
Tax provision from stock plans	(43)	—	—	—	(43)
Proceeds received from issuance of ordinary shares	20	—	—	—	20
Net cash used in financing activities	(5,023)	(22,780)	—	—	(27,803)
Effect of exchange rate changes on cash	—	—	981	—	981
Net change in cash and cash equivalents	(5,011)	2,269	37,811	—	35,069
Cash and cash equivalents:
Beginning of period	6,537	18,164	26,600	—	51,301
End of period	$1,526	$20,433	$64,411	$—	$86,370

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting: The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
MANAGEMENT
Below is a list of the names and ages of our current executive officers and directors and a brief account of their business experience.

Name	Age	Position
Stewart Bloom	55	Chairman, Chief Executive Officer and Director
Robert Krakauer	47	Executive Vice President, Finance and Chief Financial Officer
Christopher Koziol	52	President and General Manager, Interaction Management
Spencer Mallder	50	Senior Vice President, General Manager, Workforce Optimization and Chief Technology Officer
Bryan Sheppeck	47	Senior Vice President, Worldwide Sales
Frank Smith	55	Senior Vice President and Chief Information Officer
James Freeze	52	Senior Vice President and Chief Marketing Officer
Michael Regan	50	Senior Vice President, Engineering and Technology
Gwen Braygreen	45	Senior Vice President, Aspect Technical Service
David Herzog	49	Senior Vice President, Aspect Professional Services
David Reibel	49	Senior Vice President and General Counsel
Manish Chandak	42	Vice President, Microsoft Professional Services
Prescott Ashe	45	Director
David Dominik	56	Director
Fredric Harman	52	Director
Rajeev Amara	36	Director

Stewart Bloom has served as our Chairman, Chief Executive Officer (“CEO”) and a member of our board of directors since August 2012. From 2006 to 2011, Mr. Bloom served as CEO of Escalate Retail prior to its acquisition by RedPrairie Corp. Previous to Escalate, Mr. Bloom held positions including CEO for GERS Retail Systems, Vice President, Americas Technology Services for Capgemini, a global technology systems integrator, and Senior Vice President for strategy consultancy Mainspring, prior to its IPO and subsequent acquisition by IBM. Mr. Bloom serves on the board of directors for Infor and Symon Communications. Mr. Bloom is also a member of the Business Advisory Council for the College of Business Administration at Loyola Marymount University in Los Angeles where he co-chairs the Career Development committee. Mr. Bloom brings nearly three decades of experience in enterprise software and professional services to Aspect.

Robert Krakauer has served as our Executive Vice President and Chief Financial Officer (“CFO”) since July 2012. From December 2011 to June 2012, Mr. Krakauer served as Interim CFO of Genesys Telecommunications Laboratories, a customer experience management and contact center software provider. From 2010 to 2011, Mr. Krakauer served as CFO of Global Foundries a leader in the wafer foundry industry and from 2009 to 2010 he served as the CFO of Lifelock, an industry leader in identify theft protection. From 2004 to 2009, Mr. Krakauer served as president and CFO of MagnaChip Semiconductor in Korea. He was previously Executive VP of Corporate Operations and CFO for ChipPAC, where he was part of the management team that successfully took the company public on NASDAQ. Mr. Krakauer also held an executive leadership position in finance and business development for AlliedSignal (now Honeywell), and earlier in his career, he dedicated more than 10 years to various leadership roles at several prominent companies in California. Mr. Krakauer has more than twenty years of technology industry experience.

Christopher Koziol has served as our President and General Manager, Interaction Management since September 2012.  Mr. Koziol possesses more than thirty years of leadership in technology industry organizations.  Mr. Koziol served as Managing Director of Mission Advisors, LLC, a privately-held firm that provides early stage turnaround consulting, strategy, business development and operations management advisory services to small and medium-sized enterprises, from 2009 to 2012.  From 2005 to 2009 Mr. Koziol served as Chief Operating Officer of JDA Software Group, Inc. a leading publicly-held provider of global enterprise supply chain management software and services.  Earlier in his career, Mr. Koziol held a variety of executive positions, including President and Chief Operating Officer, with MicroAge, Inc., a publicly-held distributor and integrator of information technology products and services and a Fortune 500 company. Mr. Koziol received a Bachelor of Science degree in

Business Administration, Marketing from the University of Arizona and is a graduate of the Harvard Business School Program for Management Development.

Spencer Mallder has served as our Senior Vice President, General Manager Workforce Optimization and Chief Technology Officer (“CTO”) since September 2012. Prior to joining Aspect, Mr. Mallder served as CTO of Ziftit an innovative Internet startup in social commerce and online gifting. From 2006 to 2011, Mr. Mallder served as SVP of Product Development for Escalate Retail (acquired by RedPrairie), where he was responsible for Product Management, Product Engineering, Quality Assurance, and Engineering Services for a portfolio of 20 applications across three business units, and was instrumental in driving increased profitability through improving efficiency, quality, and predictability of the company's products. Prior to Escalate, Mr. Mallder was a Partner in IBM's Consulting Services Group where he served Fortune 100 clients with complex business and technology strategy and implementation projects. Mr. Mallder holds a Master of Science degree in Applied Physics from George Mason University and a Bachelor of Science degree in Physics from Illinois State University.

Bryan Sheppeck has served as our Senior Vice President, Worldwide Sales since December 2012. From 2010 to June 2012, Mr. Sheppeck was Avaya's vice president of sales responsible for service provider alliances, and worked with these organizations as global channels, large enterprise customers and partners in developing cloud business models and strategy. From 2004 to December 2009, Mr. Sheppeck served as Vice President, Applications Sales at Alcatel Lucent, following its acquisition of Telica where he serves as Vice President, Sales and Services and successfully built the global sales and customer service organizations. Mr. Sheppeck's early career, after serving as a submarine officer in the United States Navy, involved various sales leadership positions at other prominent technology companies. Mr. Sheppeck earned a bachelor's degree in industrial engineering from Worcester Polytechnic Institute and holds an MBA from George Washington University.

Frank Smith has served as our Senior Vice President and Chief Information Officer (“CIO”) since January 2013. Prior to joining Aspect, Mr. Smith was the Senior Vice President and CIO at Booz Allen Hamilton where he served as Co-Chair of the CIO Leadership Council which guided the priorities and investments regarding the firm's technology infrastructure. His primary responsibilities there included the supervision and coordination of the design, acquisition, maintenance, and use of Booz Allen's information technology. He also monitored the performance of the firm's information technology programs and activities to attain its strategic goals. Before joining Booz Allen, Mr. Smith served as global CIO at Capgemini Ernst & Young in Paris, where he was responsible for the organization's application, global infrastructure, and information security programs. Mr. Smith has more than thirty years of technology-related experience as well as areas of business innovation, accounting, operations, integrated technology management and communications. Mr. Smith has published numerous articles and contributed to books on information systems and advanced technology subjects; one book on which he collaborated was the Time-Life Series on Computers. Mr. Smith received a B.S. degree from University of South Carolina. He speaks four languages in addition to English: Mandarin Chinese, Japanese, German, and French.

James Freeze has served as our Senior Vice President and Chief Marketing Officer (“CMO”) since September 2012. From December 2007 to September 2012, Mr. Freeze served as CMO and Vice President of Corporate Development of Crossbeam Systems, where he expanded market share with successful go-to-market planning and selling strategies, revitalized demand generation processes and improved media awareness for the company. Before Crossbeam, Mr. Freeze was the Senior Vice President of marketing and alliances at BelAir Networks after serving as CMO at 3Com and Centra Software. Earlier in his career Mr. Freeze held senior-level marketing and sales positions at other leading technology companies, worked as senior telecom analyst at Forrester Research and was a practicing attorney. Mr. Freeze completed both undergraduate and graduate studies at The Ohio State University and earned his juris doctor degree, magna cum laude, from Capital University Law School.

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

Gwen Braygreen has served as our Senior Vice President of Technical Services since June 2010. She served as Vice President of Customer Experience from August 2009 to June 2010, as Vice President of Sales Operations from October 2007 to July 2009 and as Vice President of Aspect Education Services from May 2003 to September 2007. Prior to that, Ms. Braygreen was a Director with Aspect Telecommunications from 2000 to 2003 and held various positions with the company between 1997 and 2000. Ms. Braygreen has also held management and technical training positions at a number of companies, including the American Broadcasting Company. Ms. Braygreen holds a bachelor's degree in history from the University of California at Berkeley and a master's degree in interactive telecommunications from New York University.

David Herzog has served as Senior Vice President, Aspect Professional Services since January 2013. He served as Vice President of Customer Experience from June 2010 to January 2013. He served as a regional vice president of sales from November 2004 to June 2010. He also held a similar position at Concerto Software prior to its merger with Aspect Communications. Before joining Concerto Software, Mr. Herzog held sales positions of increasing responsibility at Rockwell FirstPoint Contact, which he joined in 1995 as a Senior Account Executive. He has also held sales positions with AT&T Wireless and Xerox Corporation. Mr. Herzog has a MBA from the University of Phoenix and a bachelor's degree in business from San Diego State University
David Reibel has served as our General Counsel and Senior Vice President since September 2008. Prior to joining our company, Mr. Reibel served as General Counsel for WAY Systems from September 2006 to May 2008, Aprisma Management Techonologies from 2001 to 2002, First Telecom from 2000 to 2001 and Espirit Telecom from 1994 to 1999. Mr. Reibel also practiced law with Convergent GC from March 2004 to September 2006. Mr. Reibel holds a bachelor's degree from The University of Michigan and a J.D. from Stanford Law School.
Manish Chandak has served as our Vice President of Professional Services since our January 2010 acquisition of Quilogy, Inc., where he served as President since 2006. Mr. Chandak received a Master's of Science in Electrical Engineering from the University of Missouri-Columbia and an MBA from Washington University in St. Louis.
Prescott Ashe has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Ashe has been a Managing Director of Golden Gate Capital since 2000. Mr. Ashe has fifteen years of private equity investing experience and has participated in both growth-equity and management buyout transactions with more than $10.0 billion in value. Mr. Ashe focuses on (i) technology-related industries (specifically software, IT services, electronic hardware and manufacturing services), (ii) the consumer products and retail sectors and (iii) business services. Prior to joining Golden Gate Capital, Mr. Ashe was a Principal at Bain Capital, which he initially joined in 1991, and a strategy consultant at Bain & Company. Mr. Ashe holds a J.D. from Stanford Law School and a B.S. in Business Administration from the University of California at Berkeley (where he graduated first in his class). As a result of these and other professional experiences, Mr. Ashe possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
David Dominik has served as a member of the board of directors of our company or Melita International, our predecessor, since May 2003. Mr. Dominik has been a Managing Director of Golden Gate Capital since 2000, when he co-founded the firm. Mr. Dominik previously spent ten years as a Managing Director at Bain Capital. Mr. Dominik managed Information Partners, a specialized fund within Bain Capital, that focused on opportunities in the information services and software markets and also served on the investment committee of Brookside, Bain Capital's public equity hedge fund. Mr. Dominik has a J.D. from Harvard Law School and an A.B. from Harvard College. Mr. Dominik is also a member of the board of directors of Infor Global Solutions, Express, LLC, Lantiq, Escalate Retail and Orchard Brands. As a result of these and other professional experiences, Mr. Dominik possesses particular knowledge and experience in accounting, finance, and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Fredric Harman has served as a member of the board of directors of our company or Melita International, our predecessor since February 2005. Mr. Harman has been a Managing Partner of Oak Investment Partners since 1994. From 1991 to 1994, Mr. Harman served as a General Partner of Morgan Stanley Venture Capital. Mr. Harman currently serves as a director of Limelight Networks, an online content delivery network provider, U.S. Auto Parts, an online provider of after-market auto parts, and several privately held companies. Mr. Harman received a B.S. and an M.S. in electrical engineering from Stanford University, where he was a Hughes Fellow, and an M.B.A. from the Harvard Graduate School of Business. As a result of these and other professional experiences, Mr. Harman possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.
Rajeev Amara has served as a member of our board of directors since January 1, 2011. Mr. Amara is a Managing Director of Golden Gate Capital, which he joined in 2000. At Golden Gate Capital, Mr. Amara focuses on the industrials sector. Prior to joining Golden Gate Capital, Mr. Amara worked as an investment banker with the Los Angeles office of Donaldson, Lufkin & Jenrette (“DLJ”). At DLJ, Mr. Amara completed a large number of transactions including high yield financings, public and private equity offerings, leveraged buyouts and mergers and acquisitions. He graduated magna cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. As a result of these and other professional experiences, Mr. Amara possesses particular knowledge and experience in accounting, finance and capital structure; strategic planning and leadership of complex organizations; and board practices of other major corporations that strengthen the board's collective qualifications, skills and experience.

Board Composition
Our board of directors currently consists of five members, all of whom were elected as directors under the board composition provisions of a shareholders agreement entered into by and among Holdings, Golden Gate Capital and certain other shareholders of Holdings. The shareholders agreement provides that Holdings' board of directors shall have no more than seven members. Of these seven, Golden Gate Capital is entitled to designate five directors and Oak Investment Partners is entitled to designate one. There are currently five directors on our board and on the board of Holdings: Mr. Bloom, Mr. Ashe, Mr. Dominick and Mr. Amara, who were appointed by Golden Gate Capital, and Mr. Harman, who was appointed by Oak Investment Partners.
Our articles of association provide that, subject to the terms of the shareholders agreement, the number of directors on our board may be increased or decreased by a resolution passed by a simple majority of the members of Holdings. They further provide that, subject to the shareholders agreement, a director may be appointed or removed from our board by an Ordinary Resolution.
Committees of the Board of Directors
The Board of Directors has a standing Audit Committee and Compensation Committee.
Audit Committee
We have established an audit committee comprised of the following individuals: Messrs. Amara and Ashe.

The primary responsibility of the Audit Committee is the oversight of the quality and integrity of the Company's financial statements, the Company's internal financial and accounting processes, and the independent audit process.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for 2012. The Audit Committee did not meet during 2012.
In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our board of directors has not designated any director as an “audit committee financial expert.”

Compensation Committee
We have established a Compensation Committee comprised of the following individuals: Messrs. Amara, Harman and Ashe. The Compensation Committee met once during 2012. The functions of the Compensation Committee include establishing the appropriate level of compensation, including short and long-term incentive compensation, of the Chief Executive Officer, all other executive officers and any other officers or employees who report directly to the Chief Executive Officer. The Compensation Committee also administers Aspect's equity-based compensation plans.
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
Item 11. Executive Compensation
Introduction
During the latter half of 2012, Aspect aggressively formulated and shared its Convert/ Retain/Grow strategy with the board of directors, its lenders, rating agencies, employees, key customers and partners. The Company is focused on this strategy to increase its stakeholders' engagement. The board of directors made real-time decisions throughout 2012 in an effort to build and stabilize the workforce during this period of uncertainty and rapid change.

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
A significant portion of the compensation of the NEOs has historically consisted of equity compensation and cash incentive compensation contingent upon the achievement of financial and operational performance metrics. We expect to continue to provide our NEOs with a significant portion of their compensation in this manner. These two elements of executive compensation are aligned with the interests of our shareholders because the amount of compensation ultimately received will vary with our company's financial performance. Equity compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance. Payment of cash incentives is dependent on our achievement of pre-determined financial objectives.
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

•
A significant portion of total compensation is delivered in the form of equity-based award opportunities to directly link compensation with stockholder value.

To pay competitively
We are committed to providing a total compensation program designed to retain our highest performing employees and attract superior leaders to our company. We have established compensation levels that we believe are competitive based on our board's experience with pay practices and compensation levels for companies such as ours.
To pay equitably
We believe that it is important to apply generally consistent guidelines for all executive officer compensation programs. In order to deliver equitable pay levels, our board considers depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team.
In addition to short- and long-term compensation, we have found it important to provide our executive officers with competitive post-employment compensation. Post-employment compensation consists primarily of two main types-severance pay and benefits continuation. We believe that these benefits are important considerations for our executive officer compensation package, as they afford a measure of financial security in the event of terminations of their employment under certain circumstances and also enable us to secure their cooperation following termination. We have sought to ensure that each combined compensation package is competitive at the time the package is negotiated with the executive officer. We elect to provide post-employment compensation to our executive officers on a case-by-case basis as the employment market, the qualifications of potential employees and our hiring needs dictate.
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
The board considers input from our CEO and CFO when setting financial objectives for our incentive plans. The board also considers input from our CEO, with the assistance of our head of human resources (for officers other than the CEO), regarding recommendations for base salary, annual incentive targets and other compensation awards. The board typically gives significant weight to our CEO's judgment when assessing performance and determining appropriate compensation levels and incentive awards for our other NEOs. The board then awards compensation packages that are consistent with our compensation philosophy.
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
Base salary, performance-based cash incentives and long-term equity-based incentives are the most significant elements of our executive compensation program and, on an aggregate basis, they are intended to substantially satisfy our program's overall objectives. Taking this comprehensive view of all compensation components allows us also to make compensation determinations that will reflect the principles of our compensation philosophy and related guidelines with respect to allocation of compensation among certain of these elements and total compensation. We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy; however, we do not apply any rigid allocation formula in setting our executive compensation, and we may make adjustments to this approach for various positions after giving due consideration to prevailing circumstances, the individuals involved and their responsibilities and performance.
Base salary
We provide a base salary to our executive officers to compensate them for their services during the year and to provide them with a stable source of income. The base salaries for our NEOs in 2011 were established by our board of directors, based in large part on the salaries established for these persons when they were hired or promoted by our company and our board's review of other factors, including:

•	the individual's performance, results, qualifications and tenure;

•	the job's responsibilities;

•	pay mix (base salary, annual cash incentives, equity incentives and other executive benefits); and

•	compensation practices in our industry.
Our board considered the factors described above in the context of each NEO's employment situation and did not make adjustments to any NEO's base salary in 2012.
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
 Incentive payments are based on our attainment of pre-established objective financial goals relating to earnings before interest, taxes, depreciation and amortization as adjusted for certain items, either in accordance with our first lien credit agreement or transactions that are considered nonrecurring and other items, (“Pro forma EBITDA”) and total net product and services revenue for quarterly and annual performance periods. We use these financial goals to determine incentive payments because they measure performance over the periods in which executives can have a significant impact and because they are directly linked to goals under our annual operating plan. Our board sets these financial goals at the beginning of each year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. We believe our 2012 financial targets were designed to be realistic and reasonable, but challenging.
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
Under the MIP, the overall target cash incentive compensation opportunity for each eligible executive is set at a percentage of base salary and in 2012, this overall target was 40% to 100% for each eligible NEO. We expect the overall target range to be consistent in 2013. The threshold and target MIP payout opportunities of our NEOs for fiscal 2012 are set forth in the “Grants of Plan-Based Awards” table under “Compensation tables” below.
The following table shows the threshold, targeted and actual cash payout under the MIP as a percentage of base salary for each eligible NEO in 2012:

	Fiscal Year 2012
	Performance-based cash payout as a percentage of base salary
Name	Threshold	Target	Actual
James D. Foy	50%	100%	9%
Michael J. Provenzano III	33	65	6
Michael Sheridan	33	65	5
Michael Regan	20	40	4
David Reibel	20	40	3
Total revenue (in millions)(1)	*	$486.2	$442.7
Adjusted EBITDA (in millions)(1)	*	$147.2	$122.0

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
Equity incentives
Stock-based compensation awards are intended to align the interests of our executive officers with stockholders, and reward them for increases in stockholder value over long periods of time (i.e., greater than one year). It is the Company's practice to make stock-based compensation awards in conjunction with the hiring of employees, a promotion or the occurrence of a major corporate event.
In addition, during 2012 the Company established a value creation incentive plan (“VCIP”) for its eligible NEOs. Under the VCIP, upon a liquidity event, as defined, eligible NEOs will receive a predetermined bonus based on the Company's equity value once it exceeds a certain threshold. The VCIP was approved by the Compensation Committee. Payments under the VCIP are contingent upon an NEOs continued employment.
We may in the future grant other forms of equity incentives, subject to the board's discretion, to ensure that our executives are focused on long-term shareholder value creation. We expect that the board will continue to review the equity awards previously awarded to management, the performance of our business and the value of our stock. The board may in the future establish, but does not currently have, levels of equity incentive holdings for our NEOs such that the portion of overall compensation that is variable is consistent with our pay-for-performance philosophy and competitive within our industry.
Other executive benefits
We provide our executive officers with the following other benefits:
Retirement plan benefits
We have a qualified contributory retirement plan (the “401(k) Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan covers all of our employees who are at least 18 years of age and who work at least 20 hours per week within the United States. Contributions by participants are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. We provide for matching contributions to the 401(k) Plan subject to the discretion and approval of the board and we may contribute additional amounts at our discretion. Employer contributions vest at a rate of 25% on each of the first four anniversary dates of the employee's date of hire. For the year ended December 31, 2011 and 2010, we made matching contributions to the plan for all employees totaling approximately $3.1 million and $2.3 million, respectively. We did not make a matching contribution for the year ended December 31, 2012.
Health and welfare benefits
We offer health, dental and vision coverage for all employees. The costs for those coverages for all participants, including NEOs are supplemented by the company.
Life insurance
We provide basic life coverage equal to 1.5 times base salary, subject to a maximum of $200,000, and all employees, including the NEOs may purchase additional coverage up to five times base salary, subject to a maximum of $1.0 million.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Amara, Ashe and Harman are the persons who served on the Compensation Committee during the 2012 fiscal year. No person who served as a member of the Compensation Committee during the 2012 fiscal year was an officer or employee of the Company during the 2012 fiscal year. No person who served as a member of the Compensation Committee during the 2012 fiscal year was formerly an officer of the Company. No person who served as a member of the Compensation Committee during the 2012 fiscal year had a direct or indirect material interest in any transaction since the beginning of the 2012 fiscal year or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeded or exceeds $120,000.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this annual report.
Rajeev Amara
Prescott Ashe
Fredric Harman

Compensation tables
The following tables provide information regarding the compensation earned during our most recently completed fiscal year by our NEOs.
Summary compensation table
The following table shows the compensation earned by our NEOs during the fiscal year ended December 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Stewart Bloom (7)	2012	198,077	—	—	—	—	1,027	199,104
President, CEO and Director

Robert Krakauer (7)	2012	182,983	—	—	—	—	374	183,357
Executive Vice President, Finance and CFO

James D. Foy (6)	2012	429,011	—	46,860	51,564	31,368	292,969	851,772
President, CEO and Director	2011	550,014	825,022	77,242	446,887	31,368	11,707	1,942,240

Michael J. Provenzano III (6)	2012	208,082	—	40,404	21,329	2,688	446,534	719,037
Executive Vice President, Finance and CFO	2011	350,022	463,780	77,242	186,989	2,688	8,010	1,088,731

Mohamad Ali (6) (7)	2012	192,969	—	—	—	—	628,203	821,172
President and CEO

Michael Sheridan (6)	2012	295,604	700	34,937	16,453	—	6,888	354,582
Executive Vice President, Worldwide Sales	2011	300,000	398,250	73,064	77,057		8,340	856,711

Michael Regan (7)	2012	235,000	24,000	52,887	8,372	—	842	321,101
Senior Vice President, Engineering and Technology

David Reibel (7)	2012	247,153	—	46,716	7,491	—	1,063	302,423
Senior Vice President and General Counsel

Manish Chandak (7)	2012	240,000	—	3,025	52,491	—	295	295,811
Vice President, Microsoft Professional Services

(1)	Reflects bonuses paid outside of our Management Incentive Plan including a bonus paid related to the debt refinancing in May 2010, sign-on, retention and patent bonuses.

(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for share option awards granted in 2012 and prior years. Please refer to Note 4 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our option awards.

(3)	Reflects bonuses earned by our Named Executive Officers under our Management Incentive Plan and commissions plan.

(4)	Reflects implied interest in connection with a deferred compensation agreement related to 2004. Please refer to Deferred Compensation section further below for additional information.

(5)	All other compensation in 2012 consists of the following:

	Contribution for Long Term Disability Insurance ($)	Severance ($)	Gifts ($)	Total ($)
Stewart Bloom	1,027	—	—	1,027
Robert Krakauer	374	—	—	374
James D. Foy	5,803	282,646	4,519	292,968
Michael J. Provenzano III	3,535	442,998	—	446,533
Mohamed Ali	203	628,000	—	628,203
Michael Sheridan	1,401	—	5,487	6,888
Michael Regan	768	—	73	841
David Reibel	990	—	73	1,063
Manish Chandak	180	—	115	295

(6)
These executive officers had changes in their employment status during 2012. Mr. Provenzano terminated on July 13, 2012; Mr. Foy terminated on September 7, 2012; Mr. Sheridan terminated November 26, 2012; Mr Ali served from April 16, 2012 through August 2, 2012.

(7)	These executive officers were not NEOs in 2011. In accordance with SEC rules, we are reporting data only for the fiscal years in which these executive officers were NEOs.
 Grants of plan-based awards
There were no options granted to any of our NEOs during fiscal year 2012.

Outstanding equity awards at fiscal year-end
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2012.

	Option Awards				Restricted Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of restricted stock that have not vested (#)	Market value of shares or units of restricted stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, restricted stock units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, restricted stock units or other rights that have not vested (#)
Michael Regan	49,479	75,521	2.51000	8/12/2018(1)	—	—	—	—
	24,739	37,761	3.13000	8/12/2018(1)	—	—	—	—
	24,739	37,761	6.05000	8/12/2018(1)	—	—	—	—

David Reibel	166,666	—	1.05000	4/02/2017	—	—	—	—
	125,000	—	3.13000	11/10/2015	—	—	—	—
	125,000	—	6.05000	11/10/2015	—	—	—	—
	75,000	25,000	1.05000	4/08/2017(2)	—	—	—	—

Manish Chandak	18,229	6,771	1.05000	4/02/2017(3)	—	—	—	—
	9,114	3,386	3.13000	4/02/2017(3)	—	—	—	—
	9,114	3,386	6.05000	4/02/2017(3)	—	—	—	—

Note	Grant Dates	Incremental Vesting Dates
(1)	8/12/2011	25% on 5/6/12; pro-rata monthly for next 36 months
(2)	4/8/2010	25% on 4/08/11; pro-rata monthly for next 36 months
(3)	4/2/2010	25% on 1/9/2011; pro-rata monthly for next 36 months

 Options exercised
There were no options exercised by any of our NEOs during fiscal year 2012.
Restricted stock units exercised
There were no restricted stock awards exercised by any of our NEOs during fiscal year 2012.
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
Employment agreements
We have employment and/or other compensation arrangements with our existing NEOs.
Stewart Bloom
We have entered into an employment agreement with Mr. Bloom, our Chairman and Chief Executive Officer. Our employment agreement with Mr. Bloom provides for an annual base salary that is subject to annual review for potential increases. Mr. Bloom is also eligible to earn annual target performance bonuses in addition to his base salary and benefits. In addition, Mr. Bloom is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and are entitled to paid time off in accordance with our policies in effect from time to time.
If we terminate Mr. Bloom without cause or if he resigns for good reason or upon a change of control, Mr. Bloom would be entitled to, for a period of eighteen months, severance equal to his base salary and continued health benefits and we may reimburse insurance premiums. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us.
 Other NEOs
We have entered into employment agreements with all other NEOs on substantially similar terms, subject to the variations described below. Each of the employment agreements continues until terminated by the employee's resignation, death or disability or terminated by us. Each such employment agreement provides for an annual base salary that is subject to annual review for potential increase. In addition, each such employee is entitled to participate in all employee benefit plans that we maintain and make available to our senior executives and is entitled to paid time off in accordance with our policies in effect from time to time. Mr. Krakauer is also eligible to earn annual target performance bonuses in addition to his base salary and benefits.
Each such employment agreement provides that, if we terminate the employee's employment without cause, the employee will continue to receive his or her then-current base salary and medical and dental benefits for a period of six to twelve months. Mr. Krakauer will also be entitled to these severance benefits if he resigns for good reason. The receipt of severance is contingent upon execution of a general release in form and substance reasonably satisfactory to us and, except for Mr. Krakauer, our obligations to pay severance terminate in the event the employee becomes employed full-time.
Potential payments upon termination and sale of our company
Assuming each existing NEO's employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2012, the estimated values of payments and benefits to each NEO are set forth in the following table.
Payments upon certain terminations of employment as set forth in the table below are determined by the terms of the respective NEO's employment agreement. See “Employment agreements.” These terms were negotiated with our NEOs, based primarily on Golden Gate Capital's and Oak Investment Partners's past practices and experiences with other executives of its portfolio companies. Based on those practices and experiences, our board agreed to these terms, which generally represent six to eighteen months of severance, in order to be competitive in the employment market in recruiting the NEOs and to provide the NEOs a measure of financial security in the event of certain terminations of employment.

Name	Benefit	Without cause and Change in Control
Stewart Bloom	Base salary continuation	$750,000
	Continuation of benefits (1)	31,646
	Total	781,646

Robert Krakauer	Base salary continuation	$400,000
	Continuation of benefits (1)	21,097
	Total	421,097

Michael Regan	Base salary continuation	$117,500
	Continuation of benefits (1)	9,033
	Total	126,533

David Reibel	Base salary continuation	$137,500
	Continuation of benefits (1)	10,549
	Total	148,049

Manish Chandak	Base salary continuation	$120,000
	Continuation of benefits (1)	6,925
	Total	126,925

(1)
Amounts shown for continuation of benefits represent estimates for the continuation of health, medical, life and group life insurance benefits afforded to the NEOs and eligible family members in accordance with the NEO's employment agreement: six to eighteen months in connection with a termination without cause or for good reason and three months in the case of death

Director compensation
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of January 31, 2013, Holdings’ authorized, issued and outstanding capital stock consisted of 179,539,840 voting Class L ordinary shares, 33,536,001 non-voting Class L ordinary shares, 10,548,786 non-voting Class A-1 ordinary shares and 6,497,954 non-voting Class A-2 ordinary shares. All of the currently outstanding shares have received distributions to date that equal or exceed the amount originally paid by our equity holders to purchase those shares and as a result, those shares no longer accrue interest on a liquidation preference. Since the liquidation preferences have been satisfied, all of the Class L shares, Class L non-voting shares, Class A-1 shares and Class A-2 shares will share equally by number of shares in any further distributions. The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held. All of the equity other than Class L ordinary shares is predominantly held by Golden Gate Capital, Oak Investment Partners and current and former management and is subject to certain restrictions. The following table sets forth information as of December 31, 2012 regarding the beneficial ownership of Holdings’ capital stock by:

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
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Holdings’ capital stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2012 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Aspect Software, Inc., 300 Apollo Drive, Chelmsford, Massachusetts 01824.

Name	Number of Voting Shares	Percentage of Total Voting Shares	Total Number of Shares	Percentage of Total Shares
5% Stockholders:
Funds managed by Golden Gate Capital(1)	120,242,304	67%	121,757,944	52.9%
Funds managed by Oak Investment Partners(2)	59,297,536	33%	60,044,976	26.1%
Rockwell Automation Holdings(3)	—	—	21,800,200	9.5%
Executive Officers and Directors:
James D. Foy(4)	—	—	7,646,447	3.3%
Michael J. Provenzano III	—	—	2,073,913	*
Michael Sheridan	—	—	179,867	*
Michael Regan	—	—	109,373	*
David Reibel	—	—	469,791	*
Manish Chandak	—	—	38,540	*
Prescott Ashe(1)	120,242,304	67%	121,757,944	53.1%
David Dominik(1)	120,242,304	67%	121,757,944	53.1%
Rajeev Amara(1)	120,242,304	67%	121,757,944	53.1%
Fredric Harman(2)	59,297,536	33%	60,044,976	26.1%
All executive officers and directors as a group (16 persons)	179,539,840	100%	192,995,577	83.9%

*	Less than 1%
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
Golden Gate Capital Advisory Agreement
In connection with our acquisition by Golden Gate Capital, we entered into an advisory agreement with Golden Gate Capital that lasts unless we mutually agree with Golden Gate Capital to terminate the agreement. Under this agreement, Golden Gate Capital provides us with consulting and advisory services, including general executive and management services, support and analysis with respect to financing alternatives and finance, marketing and human resources services. Under the advisory agreement, we reimburse Golden Gate Capital for reasonable out-of-pocket expenses incurred in connection with providing us consulting and advisory services and also pay an annual advisory fee equal to either (1) $2.0 million per fiscal year or (2) 3% of our Adjusted EBITDA, as elected by Golden Gate Capital in its sole discretion. These advisory fees are payable quarterly in advance. We incurred advisory fees of $2.0 million in each of the years ended December 31, 2012, 2011 and 2010. These expenses are included in general and administrative expenses. Upon the consummation of each transaction that results in a change of control of Aspect Software Parent Inc. or an acquisition, divestiture or financing (whether by debt or equity financing) by or involving Aspect Software Parent Inc. or its subsidiaries, Golden Gate Capital may, at its sole discretion, require us to pay to it a transaction fee in an amount equal to 1% of the aggregate value of any such transaction. We would expect to terminate this agreement in connection with an initial public offering of our shares. In connection with such termination, we may pay Golden Gate Capital a termination fee.
Other Golden Gate Capital Transactions
Investment funds managed by affiliates of Golden Gate Capital purchased $50.0 million of the Senior Notes at a purchase price per note equal to the offering price, less the initial purchasers’ discount, in our initial offering of the Senior Notes. As of December 31, 2012 and 2011, $50.0 million of the Senior Notes were held by investment funds managed by affiliates of Golden Gate Capital.
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
Director Independence
Our board is currently composed of five directors: Stewart M. Bloom, who is employed by Aspect; Prescott Ashe, David Dominik and Rajeev Amara, who are employed by Golden Gate Capital; and Fredric Harman, who is employed by Oak Investment Partners. None of our directors would likely qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules.
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Ernst & Young LLP, our independent auditor (“E&Y”), in 2012 and 2011:

Services Rendered	Fees
	2012	2011
Audit Fees(1)	$1,858,216	$2,147,553
Audit-Related Fees(2)	$—	$863,011
Tax Fees(3)	$2,304,773	$1,616,732
All Other Fees(4)	$1,955	$1,700
Total	$4,164,944	$4,628,996

(1)
Audit Fees for 2012 and 2011 represent fees for professional services rendered by E&Y in connection with the audit of our annual consolidated financial statements, reviews of our unaudited interim consolidated financial statements, statutory audits for several of our foreign subsidiaries, and services related to registration statements we filed.

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
The Board has adopted policies and procedures for approving in advance all audit and permitted non-audit services to be performed for Aspect by its independent accountants, subject to certain de minimis exceptions approved by the Board. Prior to the engagement of the independent accountants for the next year’s audit, management, with the participation of the independent accountants, submits to the Board for approval an aggregate request for services expected to be rendered during that year for various categories of services.
PART IV
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1) Consolidated Financial Statements
The following consolidated financial statements of Aspect Software Group Holdings Ltd. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm—Ernst & Young, LLP	38
Consolidated Balance Sheets as of December 31, 2012 and 2011	39
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012	40
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012	40
Consolidated Statements of Changes in Shareholders’ Deficit and Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2012	41
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	42
Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules
Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	List of Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Aspect Software, Inc.	S-4	333-170936-05	3.1	12/2/2010

3.2	Bylaws of Aspect Software, Inc.	S-4	333-170936-05	3.2	12/2/2010

3.3	Certificate of Incorporation of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.3	12/2/2010

3.4	Memorandum and Articles of Association of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.4	12/2/2010

3.5	Certificate of Incorporation of Aspect Software Parent, Inc..	S-4	333-170936-05	3.5	12/2/2010

3.6	Bylaws of Aspect Software Parent, Inc.	S-4	333-170936-05	3.6	12/2/2010

3.7	Certificate of Incorporation of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.7	12/2/2010

3.8	Bylaws of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.8	12/2/2010

3.9	Certificate of Formation of Davox International Holdings LLC.	S-4	333-170936-05	3.9	12/2/2010

3.10	Limited Liability Company Agreement of Davox International Holdings LLC	S-4	333-170936-05	3.10	12/2/2010

4.1	Indenture, dated as of May 7, 2010, among Aspect Software, Inc., the Guarantors and U.S. National Bank Association, as trustee	S-4	333-170936-05	4.1	12/2/2010

4.2	Registration Rights Agreement, dated as of May 7, 2010, and among Aspect Software, Inc. the Guarantors and Banc of America Securities LLC.	S-4	333-170936-05	4.2	12/2/2010

5.1	Opinion of Kirkland & Ellis LLP.	S-4	333-170936-05	5.1	12/2/2010

5.2	Opinion of Maples and Calder.	S-4	333-170936-05	5.2	12/2/2010

10.1	Credit Agreement, dated as of May 7, 2010, among Aspect Software Parent, Inc., Aspect Software, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Co-Lead Arrangers	S-4	333-170936-05	10.1	12/2/2010

10.2	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and James D. Foy.	S-4	333-170936-05	10.2	12/2/2010

10.3	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and James D. Foy	S-4	333-170936-05	10.3	12/2/2010

10.4	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and Michael J. Provenzano III	S-4	333-170936-05	10.4	12/2/2010

10.5	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael J. Provenzano III.	S-4	333-170936-05	10.5	12/2/2010

10.6	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.6	12/2/2010

10.7	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.7	12/2/2010

10.8	Employment Agreement, dated as of July 14, 2008, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.8	12/2/2010

10.9	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.9	12/2/2010

10.10	Employment Agreement, dated as of May 24, 2006, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.1	12/2/2010

10.11	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.11	12/2/2010

10.12	Employment Agreement, dated as of March 10, 2006, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.12	12/2/2010

10.13	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.13	12/2/2010

10.14	Employment Agreement, dated as of August 12, 2008, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.14	12/2/2010

10.15	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.15	12/2/2010

10.16	Employment Agreement, dated as of October 1, 2009, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.16	12/2/2010

10.17	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.17	12/2/2010

10.18	Employment Agreement, dated as of November 23, 2010 by and between Aspect Software, Inc. and Gwen Braygreen..	S-4	333-170936-05	10.18	12/2/2010

10.19	2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.19	12/2/2010

10.20	Second Amended and restated 2004 Option Plan.	S-4/A	333-170936-05	10.20	4/1/2011

10.21	Form of Share Option Agreement for 2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.21	12/2/2010

10.22	Form of Share Option Agreement for 2004 Option Plan.	S-4	333-170936-05	10.22	12/2/2010

10.23	Second Amended and Restated Advisory Agreement, dated as of March 15, 2011, by and between Aspect Software Group Holdings Ltd., Aspect Software, Inc. and GGC Administration, LLC.	S-4/A	333-170936-05	10.23	3/18/2011

10.24	Shareholders Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.24	12/2/2010

10.25	Registration Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.25	12/2/2010

10.26	Joinder and Amendment No. 1 to Shareholders Agreement and Registration Agreement, dated as of September 3, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a Concerto Software Group Holdings Ltd.), certain investment funds managed by Golden Gate Capital and Rockwell Automation Holdings, Inc.	S-4	333-170936-05	10.26	12/2/2010

10.27	Joinder and Amendment No. 2 to Shareholders Agreement and Registration Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.27	12/2/2010

10.28	Letter Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.28	12/2/2010

10.29	Employment Agreement, dated as of May 16, 2011, by and between Aspect Software Inc., and Michael Regan.	10-Q	333-170936-05	10.1	8/15/2011

10.30	Amendment No. 1 to the Credit Agreement dated as of November 14, 2012, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents	10-Q	333-170936-05	10.1	11/14/12

10.31	Employment Agreement, dated as of August 10, 2012, by and between Aspect Software Inc., and Spence Mallder.					X

10.32	Employment Agreement, dated as of September 4, 2012, by and between Aspect Software Inc., and James Freeze.					X

10.33	Employment Agreement, dated as of September 17, 2012, by and between Aspect Software Inc., and Christopher Koziol.					X

10.34	Employment Agreement, dated as of December 3, 2012, by and between Aspect Software Inc., and Bryan Sheppeck.					X

10.35	Value Creation Incentive Plan					X

12.1	Statement Regarding Computation of Earnings to Fixed Charges.		333-170936-05			X

21.1	List of Subsidiaries of Registrant.		333-170936-05			X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	S-4	333-170936-05	23.1	12/2/2010

23.2	Consent of Kirkland & Ellis LLP (included in Exhibit 5.1).	S-4	333-170936-05	23.2	12/2/2010

23.3	Consent of Maples and Calder (included in Exhibit 5.2).	S-4	333-170936-05	23.3	12/2/2010

24.1	Powers of Attorney (included in signature pages hereto).	S-4	333-170936-05	24.1	12/2/2010

25.1	Statement of Eligibility of Trustee on Form T-1 under the Trust Indenture Act of 1939 of U.S. Bank National Association	S-4	333-170936-05	25.1	12/2/2010

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Form of Letter of Transmittal.	S-4	333-170936-05	99.1	12/2/10

99.2	Form of Guaranteed Delivery.	S-4	333-170936-05	99.2	12/2/10

99.3	Form of Tender Instructions.	S-4	333-170936-05	99.3	12/2/10

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, Aspect Software Group Holdings Ltd., a company formed under the laws of the Cayman Islands, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chelmsford, State of MA, on February 22, 2013.

ASPECT SOFTWARE GROUP HOLDINGS LTD.

By:	/s/ ROBERT J. KRAKAUER
Robert J. Krakauer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated on February 22, 2013.

Signature	Title

/S/ STEWART M. BLOOM Stewart M. Bloom	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ PRESCOTT ASHE Prescott Ashe	Director

/S/ DAVID DOMINIK David Dominik	Director

/S/ FREDRIC HARMAN Fredric Harman	Director

/S/ RAJEEV AMARA Rajeev Amara	Director

/S/ ROBERT J. KRAKAUER Robert J. Krakauer	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)