Form 10-Q
period 2013-03-31
Aspect Software Group Holdings Ltd.
filed 2013-05-14
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013
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
The following number of shares of each of the registrant’s classes of common shares were outstanding as of April 30, 2013:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Group Holdings Ltd.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$98,773	$82,365
Accounts receivable, net	55,188	54,042
Deferred tax assets	1,092	2,798
Other current assets	20,994	20,901
Total current assets	176,047	160,106
Property, plant, and equipment, net	12,147	12,559
Intangible assets, net	29,256	37,635
Goodwill	640,220	640,399
Other assets	25,191	24,707
Total assets	$882,861	$875,406
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,544	$8,573
Current portion of long-term debt	25,000	—
Accrued liabilities	54,952	57,732
Deferred revenues	98,629	82,174
Total current liabilities	187,125	148,479
Deferred tax liabilities	24,899	28,239
Long-term deferred revenue	6,924	7,145
Long-term debt(1)	686,469	711,463
Other long-term liabilities	35,348	36,956
Total liabilities	940,765	932,282
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,506	14,205
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,510)	(4,142)
Accumulated deficit	(62,561)	(61,600)
Total shareholders’ deficit	(57,904)	(56,876)
Total liabilities and shareholders’ deficit	$882,861	$875,406

(1)
$40.0 million and $50.0 million held by a related party as of March 31, 2013 and December 31, 2012, respectively. $3.5 million held by a minority shareholder as of March 31, 2013 and December 31, 2012. —see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net revenues:
Product revenue	$18,194	$20,383
Maintenance revenue	66,348	72,163
Services revenue	20,079	22,158
Total net revenues	104,621	114,704
Cost of revenues:
Cost of product revenue	4,983	5,625
Cost of maintenance revenue	18,167	19,265
Cost of services revenue	16,728	18,481
Amortization expense for acquired intangible assets	1,337	1,537
Total cost of revenues	41,215	44,908
Gross profit	63,406	69,796
Operating expenses:
Research and development	12,220	9,636
Selling, general and administrative	29,516	31,185
Amortization expense for acquired intangible assets	7,183	7,782
Restructuring (credits) charges	(46)	1,230
Total operating expenses	48,873	49,833
Income from operations	14,533	19,963
Interest and other expense, net	(16,510)	(17,745)
(Loss) income before income taxes	(1,977)	2,218
(Benefit from) provision for income taxes	(1,016)	457
Net (loss) income	$(961)	$1,761
Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net (loss) income	$(961)	$1,761
Change in cumulative translation adjustment	(368)	1,258
Comprehensive (loss) income	$(1,329)	$3,019

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Shareholders’ Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2012	235,065,951	$4	$14,205	(4,943,370)	$(4,918)	$(425)	$(4,142)	$(61,600)	$(56,876)
Net loss	—	—	—	—	—	—	—	(961)	(961)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(368)	—	(368)
Stock-based compensation expense	—	—	301	—	—	—	—	—	301
Balance at March 31, 2013	235,065,951	$4	$14,506	(4,943,370)	$(4,918)	$(425)	$(4,510)	$(62,561)	$(57,904)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(961)	$1,761
Reconciliation of net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	1,741	1,711
Amortization expense for acquired intangible assets	8,520	9,319
Non-cash interest expense	1,213	997
Non-cash compensation expense	301	137
Increase to accounts receivable allowances	16	157
Deferred income taxes	(1,699)	(504)
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	1,005
Other current assets and other assets	88	1,745
Accounts payable	(41)	(4,357)
Accrued liabilities and other liabilities	(3,456)	(1,111)
Deferred revenues	17,167	27,839
Net cash and cash equivalents provided by operating activities	21,244	38,699
Cash flows from investing activities:
Purchases of property and equipment	(1,360)	(1,362)
Purchase of investment	(1,886)	—
Net cash and cash equivalents used in investing activities	(3,246)	(1,362)
Cash flows from financing activities:
Repayment of borrowings	—	(1,250)
Net cash and cash equivalents used in financing activities	—	(1,250)
Effect of exchange rate changes on cash	(1,590)	1,272
Net increase in cash and cash equivalents	16,408	37,359
Cash and cash equivalents:
Beginning of period	82,365	141,339
End of period	$98,773	$178,698
Supplemental disclosure of cash flow information
Cash paid for interest	$9,753	$7,922
Cash paid for income taxes	$766	$298

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.
Recent Accounting Standards
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2—REVENUE RECOGNITION
The Company derives its revenue primarily from two sources: (i) product revenues, which typically include perpetual software licenses and hardware, and (ii) service revenues, which include software license updates and product support, installation, consulting, and education. Revenues from products and services have been derived from sales to end users through the Company's direct sales force, distributors, and resellers.
The Company recognizes revenue from the sale of software licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Revenue recognition for software licenses with multiple-element arrangements requires recognition of revenue using the residual method. Under the residual method, the portion of the total arrangement fee attributable to undelivered elements is deferred based upon its vendor-specific objective evidence (“VSOE”) of fair value, or the stated amount if higher, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product.
Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605) because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii)the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company has established VSOE of selling price for support and maintenance services, certain professional services, and education services.
ESP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases. The Company has established ESP for software licenses and hardware and reviews them annually or more frequently when a significant change in the Company's business or selling practices occurs.
Delivery generally occurs when the Product is delivered to a common carrier at the Company's loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, the Company generally recognizes revenues upon shipment to the distributor, reseller or identified end user, as applicable.
At the time of the Product sale, the Company assesses whether the fee associated with the revenue transaction is fixed or determinable and whether collection is probable. The assessment of whether the fee is fixed or determinable is based in part on the payment terms associated with the transaction. If any portion of a fee is due beyond the Company's normal payment terms, the Company evaluates the specific facts and circumstances to determine if the fee is fixed or determinable. If it is determined that the fee is not fixed or determinable, the Company recognizes revenue as the fees become due. If the Company determines that collection of a fee is not probable, then the Company will defer the entire fee and recognize revenue upon receipt of cash.
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

Many of the Company's software arrangements also include professional services for consulting and implementation sold under separate agreements. Professional services revenue from these arrangements is generally accounted for separately from the software license because the services qualify as a separate element under ASC 985-605. The more significant factors considered in determining whether professional services revenue should be accounted for separately include (i) the nature of the services and whether they are essential to the functionality of the licensed product, (ii) the degree of risk, (iii) the availability of services from other vendors, (iv) the timing of payments and (v) the impact of milestones or acceptance criteria on the realizability of the software license fee. Professional services revenue under these arrangements, as well as when sold on a standalone basis, is generally recognized as the services are performed.
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

NOTE 3—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of services	$74	$8
Research and development	75	5
Selling, general and administrative	152	124
Total	$301	$137
NOTE 4—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of March 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$98,773	$98,773	$—	$—
Interest rate cap	—	—	—	—

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

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of March 31, 2013 and December 31, 2012, the Company's first lien credit facility had a fair value of approximately $417.5 million and $415.1 million, respectively. As of March 31, 2013 and December 31, 2012, the Company's senior second lien notes had a fair value of approximately $295.0 million and $267.0 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of March 31, 2013 and December 31, 2012.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company has recorded the acquired shares at cost and will account for this investment under the equity method. Under this method, we will record our proportionate share of eg’s net income or loss based on the most recently available financial statements. Since eg follows a January 31 year end basis of reporting, we will report our equity in eg’s net income or loss based on eg’s financial statements for the most recent quarter, two months in arrears.
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
The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded a loss of approximately one thousand dollars for the three months ended March 31, 2012. The Company did not record a gain or loss for the three months ended March 31, 2013.
Derivatives held by the Company as of March 31, 2013 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—

NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2012	$640,399
Foreign currency translation	(179)
Balance as of March 31, 2013	$640,220
NOTE 7—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. The Company’s benefit from income taxes was $1.0 million on a loss before income taxes of $2.0 million, resulting in an effective tax rate of 51.4% for the first quarter of 2013. The effective tax rate differs from the statutory rate primarily due to foreign operations in lower tax jurisdictions, the release of $0.8 million of tax reserves and the benefit recorded for the 2012 research and development credit of $0.5 million. These benefits were partially offset by an increase of $3.1 million in the valuation allowance placed against our U.S. deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013 and December 31, 2012, the Company had accrued approximately $8.2 million and $8.5 million, respectively for potential interest and penalties related to uncertain tax positions.
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

During this evaluation, the Company concluded that it was more likely than not that some deferred tax assets were not realizable and accordingly, recorded a valuation allowance of $15.7 million against the total deferred tax assets of $25.8 million as of March 31, 2013 . The Company believes it is more likely than not that the remaining $10.1 million of deferred tax assets will be realized based on future reversals of taxable temporary differences and income tax in carryback periods. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
The tax years 2009 and forward remain open to federal examination and the Company has filed refund claims for tax years 2006 through 2008 whereby the statute of limitations remains open for these years to the extent of the requested refund. Tax years 2007 and forward remain open to state and international examination in most jurisdictions.
NOTE 8—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2012	$58	$59	$117
Provisions	(46)	—	(46)
Interest accretion	—	—	—
Payments and adjustments	(12)	(59)	(71)
Balance as of March 31, 2013	$—	$—	$—
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
NOTE 10—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended March 31, 2013 and 2012. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $2.0 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively.
The Company invoiced a minority shareholder $0.1 million during the three months ended March 31, 2012 for product and services provided to the minority shareholder. The company did not invoice the minority shareholder during the three months ended March 31, 2013. Additionally, the Company had $3.5 million of debt outstanding which was held by the minority shareholder at March 31, 2013 and December 31, 2012.
As of March 31, 2013 and December 31, 2012, approximately $40.0 million and $50.0 million, respectively, of the second lien credit facility was held by a corporation owned by certain Class L shareholders. The Company had accrued interest expense of approximately $1.9 million and $0.7 million related to certain Class L shareholders' second lien credit facility holdings as of March 31, 2013 and December 31, 2012, respectively. The Company did not make interest payments on the second lien credit facility in the first quarter of 2013 or 2012.
NOTE 11—SUBSEQUENT EVENTS
The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Group Holdings Ltd. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.
Supplemental Condensed Consolidating Balance Sheet (unaudited)
March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$16,449	$80,796	$—	$98,773
Accounts receivable, net	—	74,313	22,223	(41,348)	55,188
Deferred tax assets	—	74	1,018	—	1,092
Other current assets	—	14,550	6,444	—	20,994
Total current assets	1,528	105,386	110,481	(41,348)	176,047
Property, plant, and equipment, net	—	10,131	2,016	—	12,147
Intangible assets, net	—	23,384	5,872	—	29,256
Goodwill	—	630,799	9,421	—	640,220
Investment in subsidiaries	(57,170)	43,255	—	13,915	—
Other assets	235	16,370	8,586	—	25,191
Total assets	$(55,407)	$829,325	$136,376	$(27,433)	$882,861
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,497	$9,043	$38,352	$(41,348)	$8,544
Current portion of long-term debt	—	25,000	—	—	25,000
Accrued liabilities	—	44,645	10,307	—	54,952
Deferred revenues	—	69,786	28,843	—	98,629
Total current liabilities	2,497	148,474	77,502	(41,348)	187,125
Deferred tax liabilities	—	23,869	1,030	—	24,899
Long-term deferred revenue	—	5,252	1,672	—	6,924
Long-term debt	—	686,469	—	—	686,469
Other long-term liabilities	—	22,431	12,917	—	35,348
Total liabilities	2,497	886,495	93,121	(41,348)	940,765
Total shareholders’ (deficit) equity	(57,904)	(57,170)	43,255	13,915	(57,904)
Total liabilities and shareholders’ (deficit) equity	$(55,407)	$829,325	$136,376	$(27,433)	$882,861

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$11,093	$69,745	$—	$82,365
Accounts receivable, net	—	55,671	23,280	(24,909)	54,042
Deferred tax assets	—	1,780	1,018	—	2,798
Other current assets	—	14,961	5,940	—	20,901
Total current assets	1,527	83,505	99,983	(24,909)	160,106
Property, plant, and equipment, net	—	10,475	2,084	—	12,559
Intangible assets, net	—	31,580	6,055	—	37,635
Goodwill	—	633,036	7,363	—	640,399
Investment in subsidiaries	(56,184)	42,647	—	13,537	—
Other assets	228	18,074	6,405	—	24,707
Total assets	$(54,429)	$819,317	$121,890	$(11,372)	$875,406
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,447	$9,494	$21,541	$(24,909)	$8,573
Current portion of long-term debt	—	—	—	—	—
Accrued liabilities	—	43,040	14,692	—	57,732
Deferred revenues	—	57,406	24,768	—	82,174
Total current liabilities	2,447	109,940	61,001	(24,909)	148,479
Deferred tax liabilities	—	27,181	1,058	—	28,239
Long-term deferred revenue	—	5,409	1,736	—	7,145
Long-term debt	—	711,463	—	—	711,463
Other long-term liabilities	—	21,508	15,448	—	36,956
Total liabilities	2,447	875,501	79,243	(24,909)	932,282
Total shareholders’ (deficit) equity	(56,876)	(56,184)	42,647	13,537	(56,876)
Total liabilities and shareholders’ (deficit) equity	$(54,429)	$819,317	$121,890	$(11,372)	$875,406

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$70,935	$40,116	$(6,430)	$104,621
Cost of revenues	—	30,655	16,990	(6,430)	41,215
Gross profit	—	40,280	23,126	—	63,406
Operating expenses:
Research and development	—	10,206	2,014	—	12,220
Selling, general and administrative	50	19,932	9,534	—	29,516
Amortization expense for acquired intangible assets	—	6,913	270	—	7,183
Restructuring charges	—	(44)	(2)	—	(46)
Total operating expenses	50	37,007	11,816	—	48,873
(Loss) income from operations	(50)	3,273	11,310	—	14,533
Interest and other income (expense), net	8	(4,415)	(12,103)	—	(16,510)
(Loss) income before income taxes	(42)	(1,142)	(793)	—	(1,977)
Benefit from income taxes	—	(40)	(976)	—	(1,016)
Equity in (losses) earnings of subsidiaries	(919)	183	—	736	—
Net (loss) income	$(961)	$(919)	$183	$736	$(961)
For the Three Months Ended March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$79,320	$43,181	$(7,797)	$114,704
Cost of revenues	—	34,150	18,555	(7,797)	44,908
Gross profit	—	45,170	24,626	—	69,796
Operating expenses:
Research and development	—	8,451	1,185	—	9,636
Selling, general and administrative	41	19,972	11,172	—	31,185
Amortization expense for acquired intangible assets	—	7,506	276	—	7,782
Restructuring charges	—	362	868	—	1,230
Total operating expenses	41	36,291	13,501	—	49,833
(Loss) income from operations	(41)	8,879	11,125	—	19,963
Interest and other income (expense), net	8	(15,206)	(2,547)	—	(17,745)
(Loss) income before income taxes	(33)	(6,327)	8,578	—	2,218
Provision for income taxes	—	223	234	—	457
Equity in earnings of subsidiaries	1,794	8,344	—	(10,138)	—
Net income	$1,761	$1,794	$8,344	$(10,138)	$1,761

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(961)	$(919)	$183	$736	$(961)
Change in cumulative translation adjustment	—	(451)	122	(39)	(368)
Comprehensive (loss) income	$(961)	$(1,370)	$305	$697	$(1,329)
For the Three Months Ended March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,761	$1,794	$8,344	$(10,138)	$1,761
Change in cumulative translation adjustment	—	628	643	(13)	1,258
Comprehensive income	$1,761	$2,422	$8,987	$(10,151)	$3,019

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$6,401	$14,842	$—	$21,244
Investing activities:
Purchases of property and equipment	—	(1,045)	(315)	—	(1,360)
Purchase of investment	—	—	(1,886)	—	(1,886)
Net cash used in investing activities	—	(1,045)	(2,201)	—	(3,246)
Financing activities:
Repayment of borrowings	—	—	—	—	—
Sales of subsidiaries	—	—	—	—	—
Net cash used in financing activities	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	(1,590)	—	(1,590)
Net change in cash and cash equivalents	1	5,356	11,051	—	16,408
Cash and cash equivalents:
Beginning of period	1,527	11,093	69,745	—	82,365
End of period	$1,528	$16,449	$80,796	$—	$98,773

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$9,058	$29,640	$—	$38,699
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Purchases of property and equipment	—	(927)	(435)	—	(1,362)
Net cash used in investing activities	—	(927)	(435)	—	(1,362)
Financing activities:
Repayment of borrowings	—	(1,250)	—	—	(1,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Net cash used in financing activities	—	94	(1,344)	—	(1,250)
Effect of exchange rate changes on cash	—	—	1,272	—	1,272
Net change in cash and cash equivalents	1	8,225	29,133	—	37,359
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$65,983	$111,188	$—	$178,698

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
Overview
We are a global provider of customer contact and workforce optimization solutions. We help our customers build, enhance and sustain stronger relationships with their customers by uniting enterprise technologies with next-generation customer contact solutions. Through seamless, two-way communications across phone, chat, email, IM, SMS and social channels, we equip companies with the tools and technologies needed to serve today's demanding customers. Aspect solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to remove communication and workflow barriers or create more productive business processes. We believe that this flexible, forward-focused design approach drives enhanced business efficiencies, fosters loyalty and grows customer value. Our customer contact and workforce optimization software can enhance business processes throughout the organization by incorporating interaction management, collaboration and other enterprise technologies. Our interaction management applications for customer contact are built on feature-rich, high-availability, next-generation platforms that fully leverage real-time communications and intelligent workflows, enabling organizations to maintain best practices while engaging consumers through the channels and devices they expect, including social media and mobile services.

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three months ended March 31, 2013 and 2012:

(Dollars in millions)	Three Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$104.6	$114.7	100%	100%
Total cost of revenues	41.2	44.9	39%	39%
Gross profit	63.4	69.8	61%	61%
Operating expenses	48.9	49.8	47%	43%
Income from operations	14.5	20.0	14%	17%
Interest and other expense, net	(16.5)	(17.7)	(16)%	(15)%
(Loss) income before income taxes	(2.0)	2.3	(2)%	2%
(Benefit from) provision for income taxes	(1.0)	0.5	(1)%	—%
Net (loss) income	$(1.0)	$1.8	(1)%	2%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended March 31,
	2013	2012	Change ($)
Income from operations	$14.5	$20.0	$(5.5)
Depreciation and amortization	10.2	11.0	(0.8)
Stock based compensation	0.3	0.1	0.2
Sponsor management fees	0.5	0.5	—
Other (1)	2.3	2.8	(0.5)
Adjusted EBITDA	$27.8	$34.4	$(6.6)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants including acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended March 31,
	2013	2012	Change ($)
Product revenue	$18.2	$20.4	$(2.2)
Maintenance revenue	66.3	72.2	(5.9)
Services revenue	20.1	22.1	(2.0)
Total revenue	$104.6	$114.7	$(10.1)
The decline in product revenue for the three months ended March 31, 2013 when compared to the prior year is primarily related to a decline in demand for our legacy Signature product sales. We expect our Signature product sales to continue to decline. We have focused our strategy on converting our customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to mitigate the impact of this trend, however, we continue to experience lengthening decision and approval cycles as economic uncertainty has resulted in customers remaining cautious with capital investments.
We have experienced reductions in our maintenance revenue when compared to the prior year as our customers consolidated due to license decommissioning resulting from agent downsizing and we also experienced competitive displacements. In some cases our customers began migrating to the competitive platform in previous years and completed the migration during 2013. In addition, lower volume of product bookings in 2013 resulted in lower first year maintenance revenue.
The decline in services revenue in the current year is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended March 31,
	2013	2012	Change ($)
Cost of product revenue	$5.0	$5.6	$(0.6)
Cost of maintenance revenue	18.2	19.3	(1.1)
Cost of services revenue	16.7	18.5	(1.8)
Amortization expense for acquired intangible assets	1.3	1.5	(0.2)
Total cost of goods sold	$41.2	$44.9	$(3.7)
The following table presents gross profit as a percentage of related revenue:

	Three Months Ended March 31,
	2013	2012	Change (pts)
Product gross margin	72.6%	72.4%	0.2
Maintenance gross margin	72.6%	73.3%	(0.7)
Services gross margin	16.7%	16.6%	0.1
The slight improvement in product gross margin for the three months ended March 31, 2013, when compared to the prior year is primarily related to a slight shift in the composition of our product revenue mix. Our Unified IP and Workforce Optimization products have considerably less hardware costs than our legacy Signature products, which results in more favorable gross margins for these product offerings.
The deterioration in maintenance gross margin for the three months ended March 31, 2013, when compared to the prior year is primarily the result of lower volume which had an impact on our ability to leverage certain costs. We are continuing to align the structure of our support organization to address attrition and invest and hire the skill sets necessary to better meet customer experience expectations.
During the three months ended March 31, 2013, amortization expense for acquired intangible assets decreased as compared to the prior year as the result of certain assets becoming fully amortized.

Operating Expenses

(In millions)	Three Months Ended March 31,
	2013	2012	Change ($)
Research and development	$12.2	$9.6	$2.6
Selling, general and administrative	29.5	31.2	(1.7)
Amortization expense for acquired intangible assets	7.2	7.8	(0.6)
Restructuring charges	—	1.2	(1.2)
Total	$48.9	$49.8	$(0.9)
The increase in research and development expenses for the three months ended March 31, 2013, is primarily related to an increase in headcount of approximately 15% when compared to the prior year period. During 2012, we increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction.
The decrease in selling, general and administrative expenses is primarily related to a decrease in headcount of approximately 20% when compared to the prior year period. This was partially offset by approximately $1.9 million of severance expense related to actions initiated by management on January 30, 2013, as part of its strategy transformation. These global actions impacted 78 of the Company's employees and were taken to better align our resources to support the business. We will be re-investing a significant amount of these resources into research and development initiatives, headcount additions with distinct skillsets and other initiatives related to our strategy transformation.
Restructuring charges during 2012 consisted of a realignment of our support organization during the first quarter of 2012. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during the first quarter of 2012.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended March 31,
	2013	2012	Change ($)
Interest expense, net	$16.4	$16.7	$(0.3)
Exchange rate loss	0.2	1.1	(0.9)
Other income, net	(0.1)	(0.1)	—
Total interest and other expense, net	$16.5	$17.7	$(1.2)

Interest expense for the three months ended March 31, 2013 decreased as compared to the prior year period due to lower debt levels resulting from $50.0 million of principal payments during the fourth quarter of 2012, which was partially offset by an increase in the interest rate for our term loan as a result of the amendment closing in November 2012.
For the three months ended March 31, 2013 as compared to the prior year period, we experienced an exchange rate loss primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended March 31,
	2013	2012	Change
(Benefit from) provision for income taxes	$(1.0)	$0.5	$(1.5)
Effective tax rate	51.4%	20.6%	30.8	pts
The decrease in the provision for income taxes for the three months ended March 31, 2013 as compared to the same period in 2012 is primarily due to a year to date consolidated loss position in 2013 as compared to a year to date consolidated income position in 2012. Additionally, the Company released $0.8 million of tax reserves and recorded a benefit for the 2012 research and development credit of $0.5 million in the quarter ending March 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $16.4 million to $98.8 million at March 31, 2013 from $82.4 million at December 31, 2012. Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the three months ended March 31, 2013 and 2012 follows:

(In millions)	Three Months Ended March 31,
	2013	2012
Net cash (used for) provided by:
Net (loss) income	$(1.0)	$1.8
Adjustments to net (loss) income for non-cash items	10.1	11.8
Changes in operating assets and liabilities	12.1	25.1
Operating activities	21.2	38.7
Investing activities	(3.2)	(1.4)
Financing activities	—	(1.2)
Effect of exchange rate changes	(1.6)	1.3
Net change in cash and cash equivalents	16.4	37.4
Cash and cash equivalents at beginning of period	82.4	141.3
Cash and cash equivalents at end of period	$98.8	$178.7
Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements. Additionally, the net loss for the three months ended March 31, 2013 compared to net income for the same period in the prior year contributed to the decrease in net cash provided by operating activities.
Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 primarily consisted of our $1.9 million investment in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom. We concurrently entered into a reseller agreement which grants us the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. We must achieve minimum annual revenue targets to maintain the exclusivity rights and we were issued a conditional warrant to purchase up to 400,000 shares at a price of 79 pence per share based upon annual revenue levels within the first two years of the agreement. Capital expenditures were consistent at $1.4 million for the first quarter of 2013 and 2012.
Net Cash Used In Financing Activities
Net cash used in financing activities during the three months ended March 31, 2012 represented scheduled principal payments under our debt facilities. We will be making principal payments of $20.0 million to our first-lien lenders over the remainder of 2013 with $10.0 million during the second quarter and $5.0 million in each of the following quarters.

Debt Covenants

We were in compliance with all of our financial debt covenants as of March 31, 2013.
Off-Balance Sheet Arrangements
In our Annual Report on Form 10-K (333-170936), we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2012.

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
During the first three months of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first three months of fiscal 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2013	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer