Form 10-Q
period 2013-06-30
Aspect Software Group Holdings Ltd.
filed 2013-08-12
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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
The following number of shares of each of the registrant’s classes of common shares were outstanding as of July 31, 2013:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Group Holdings Ltd.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,414	$82,365
Accounts receivable, net	45,323	54,042
Deferred tax assets	1,066	2,798
Other current assets	20,499	20,901
Total current assets	151,302	160,106
Property, plant, and equipment, net	14,917	12,559
Intangible assets, net	20,137	37,635
Goodwill	639,592	640,399
Other assets	20,954	24,707
Total assets	$846,902	$875,406
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$6,440	$8,573
Current portion of long-term debt (1)	23,475	—
Accrued liabilities	44,450	57,732
Deferred revenues	92,108	82,174
Total current liabilities	166,473	148,479
Deferred tax liabilities	24,806	28,239
Long-term deferred revenue	6,094	7,145
Long-term debt (2)	678,000	711,463
Other long-term liabilities	34,328	36,956
Total liabilities	909,701	932,282
Commitments and contingencies (Note 9)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,565	14,205
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,065)	(4,142)
Accumulated deficit	(67,960)	(61,600)
Total shareholders’ deficit	(62,799)	(56,876)
Total liabilities and shareholders’ deficit	$846,902	$875,406

(1)	$3.5 million held by a minority shareholder as of June 30, 2013 —see Note 10.

(2)	$40.0 million and $50.0 million held by a related party as of June 30, 2013 and December 31, 2012, respectively. $3.5 million held by a minority shareholder as of December 31, 2012 - see Note 10.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net revenues:
Product revenue	$13,914	$13,361	$32,108	$33,744
Maintenance revenue	65,562	71,000	131,910	143,163
Services revenue	20,874	22,551	40,953	44,709
Total net revenues	100,350	106,912	204,971	221,616
Cost of revenues:
Cost of product revenue	4,548	7,170	9,531	12,795
Cost of maintenance revenue	16,821	18,719	34,988	37,984
Cost of services revenue	17,295	18,737	34,023	37,218
Amortization expense for acquired intangible assets	1,337	1,337	2,674	2,874
Total cost of revenues	40,001	45,963	81,216	90,871
Gross profit	60,349	60,949	123,755	130,745
Operating expenses:
Research and development	11,632	10,025	23,852	19,661
Selling, general and administrative	31,089	31,488	60,605	62,673
Amortization expense for acquired intangible assets	7,508	7,663	14,691	15,445
Restructuring charges (credits)	—	1,105	(46)	2,335
Total operating expenses	50,229	50,281	99,102	100,114
Income from operations	10,120	10,668	24,653	30,631
Interest and other expense, net	(15,598)	(16,826)	(32,108)	(34,571)
Loss before income taxes	(5,478)	(6,158)	(7,455)	(3,940)
(Benefit from) provision for income taxes	(79)	4,305	(1,095)	4,762
Net loss	$(5,399)	$(10,463)	$(6,360)	$(8,702)
Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net loss	$(5,399)	$(10,463)	$(6,360)	$(8,702)
Change in cumulative translation adjustment	445	(935)	77	323
Comprehensive loss	$(4,954)	$(11,398)	$(6,283)	$(8,379)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Shareholders’ Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2012	235,065,951	$4	$14,205	(4,943,370)	$(4,918)	$(425)	$(4,142)	$(61,600)	$(56,876)
Net loss	—	—	—	—	—	—	—	(6,360)	(6,360)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	77	—	77
Stock-based compensation expense	—	—	360	—	—	—	—	—	360
Balance at June 30, 2013	235,065,951	$4	$14,565	(4,943,370)	$(4,918)	$(425)	$(4,065)	$(67,960)	$(62,799)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(6,360)	$(8,702)
Reconciliation of net loss to net cash and cash equivalents provided by operating activities:
Depreciation	3,458	3,616
Amortization expense for acquired intangible assets	17,365	18,319
Non-cash interest expense	2,389	1,991
Non-cash compensation expense	360	573
Increase to accounts receivable allowances	372	594
Deferred income taxes	(1,696)	17,233
Changes in operating assets and liabilities:
Accounts receivable	7,506	13,478
Other current assets and other assets	3,518	1,184
Accounts payable	(2,100)	(7,411)
Accrued liabilities and other liabilities	(14,578)	(28,245)
Deferred revenues	10,277	22,975
Net cash and cash equivalents provided by operating activities	20,511	35,605
Cash flows from investing activities:
Purchases of property and equipment	(5,915)	(2,710)
Purchase of investment	(1,930)	—
Net cash and cash equivalents used in investing activities	(7,845)	(2,710)
Cash flows from financing activities:
Repayment of borrowings	(10,000)	(28,250)
Net cash and cash equivalents used in financing activities	(10,000)	(28,250)
Effect of exchange rate changes on cash	(617)	206
Net increase in cash and cash equivalents	2,049	4,851
Cash and cash equivalents:
Beginning of period	82,365	141,339
End of period	$84,414	$146,190
Supplemental disclosure of cash flow information
Cash paid for interest	$32,697	$31,396
Cash paid for income taxes	$1,427	$2,716

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.
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
Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605) because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company has established VSOE for support and maintenance services, certain professional services, and education services.
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

NOTE 3—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of services	$5	$6	$79	$14
Research and development	8	6	83	11
Selling, general and administrative	46	424	198	548
Total	$59	$436	$360	$573
NOTE 4—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of June 30, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$84,414	$84,414	$—	$—
Interest rate cap	—	—	—	—

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

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of June 30, 2013 and December 31, 2012, the Company's first lien credit facility had a fair value of approximately $402.3 million and $415.1 million, respectively. As of June 30, 2013 and December 31, 2012, the Company's senior second lien notes had a fair value of approximately $295.0 million and $267.0 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of June 30, 2013 and December 31, 2012.

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
NOTE 5—DERIVATIVES
The Company’s first lien credit facility requires that the Company enter into one or more hedge instrument agreements for a minimum period of three years on fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a one year LIBOR interest rate cap at 5% in the second quarter of 2012 as well as a two year LIBOR interest rate cap at 5% in the third quarter of 2010.
The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded a loss of approximately $18 thousand and $19 thousand for the three and six months ended June 30, 2012, respectively. The Company did not record a gain or loss for the three and six months ended June 30, 2013.
Derivatives held by the Company as of June 30, 2013 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—

NOTE 6—GOODWILL
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2012	$640,399
Foreign currency translation	43
Adjustments (1)	(850)
Balance as of June 30, 2013	$639,592

(1)	The reduction to goodwill relates to certain adjustments in connection with finalizing estimates for purchase price allocation for acquisitions.
NOTE 7—INCOME TAXES
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes. The Company’s benefit from income taxes was $0.1 million on a loss before income taxes of $5.5 million, resulting in an effective tax rate of 1.4% for the second quarter of 2013. The Company's benefit from income taxes was $1.1 million on a loss before income taxes of $7.5 million, resulting in an effective tax rate of 14.7% for the first six months of 2013. For the second quarter of 2013, the effective tax rate differs from the statutory rate primarily due to foreign operations in lower tax jurisdictions, partially offset by an increase in the valuation allowance placed against our US deferred tax assets. For the first six months of 2013, the effective tax rate differs from the statutory rate primarily due to foreign operations in lower tax jurisdictions, the release of tax reserves and the benefit recorded for the 2012 research and development credit. These benefits were partially offset by an increase in the valuation allowance placed against our U.S. deferred tax assets.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013 and December 31, 2012, the Company had accrued approximately $8.4 million and $8.5 million, respectively for potential interest and penalties related to uncertain tax positions.
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
Based on the Company's analysis, it has concluded that it is more likely than not that some of the deferred tax assets will expire unutilized. Therefore, the Company has provided a valuation allowance against a portion of the deferred tax assets. The Company believes it is more likely than not that the remaining deferred tax assets will be realized based on future reversals of taxable temporary differences and income tax in carryback periods. The Company believes that the valuation allowance against the deferred tax assets will increase by $7.4 million during 2013 as a result of losses generated in the current year. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
The tax years 2009 and forward remain open to federal examination and the Company has filed refund claims for tax years 2006 through 2008 whereby the statute of limitations remains open for these years to the extent of the requested refund. Tax years 2007 and forward remain open to state and international examination in most jurisdictions.
NOTE 8—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2012	$58	$59	$117
Provisions	(46)	—	(46)
Payments and adjustments	(12)	(59)	(71)
Balance as of June 30, 2013	$—	$—	$—
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
NOTE 10—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended June 30, 2013 and 2012, and $1.0 million for the six months ended June 30, 2013 and 2012. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $0.5 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively.
The Company invoiced a minority shareholder $0.1 million and $0.2 million during the three and six months ended June 30, 2012 for product and services provided to the minority shareholder. The Company did not invoice the minority shareholder during the six months ended June 30, 2013. Additionally, the Company had $3.5 million of debt outstanding which was held by the minority shareholder at June 30, 2013 and December 31, 2012.
As of June 30, 2013 and December 31, 2012, approximately $40.0 million and $50.0 million, respectively, of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.1 million and $2.7 million during the six months ended June 30, 2013 and 2012, respectively. The Company had accrued interest expense of approximately $0.5 million and $0.7 million related to certain Class L shareholders' second lien credit facility holdings as of June 30, 2013 and December 31, 2012, respectively.

NOTE 11—SUBSEQUENT EVENTS
On July 2, 2013, Aspect Software, Inc. (as borrower), the Company's domestic operating subsidiary, entered into an Amendment to the Credit Agreement dated as of May 7, 2010, as amended on November 14, 2012 (as amended, the “Credit Facility”) with a syndicate of bank lenders and J.P. Morgan Chase Bank, N.A as administrative agent and issuing bank. The facility is guaranteed by certain direct and indirect parents and all domestic subsidiaries.
The amended Credit Facility maintains the $403.0 million senior secured term loan and a $30.0 million senior secured revolving facility, both maturing on May 7, 2016. The amended Credit Facility also provides an $85.0 million incremental delayed draw senior secured term loan facility (“Delayed Draw Facility”). The Delayed Draw Facility will bear interest at a rate consistent with the Company's senior secured term loan and senior secured revolving facility. Upon funding of the Delayed Draw Facility, certain terms relating to principal payments, capital expenditures, and covenants will be reset. The amendment resulted in fees that totaled approximately $3.9 million and the Delayed Draw Facility was funded at a 1% original issue discount. The Company utilized the Delayed Draw Facility to fund a subsequent acquisition discussed in more detail below.
On July 4, 2013, Aspect Software Inc., a Delaware corporation (“Aspect”), Voice Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Aspect (“Merger Sub”), and Voxeo Corporation, a Delaware corporation (“Voxeo”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Voxeo, with Voxeo becoming a wholly owned subsidiary of Aspect (the “Merger”). The purchase price was $145 million, subject to customary adjustments for items such as working capital, cash, and certain specified payments. A portion of the purchase price was set aside to satisfy certain indemnification obligations. The Merger was consummated on July 25, 2013 with the purchase price funded by the Delayed Draw Facility, an additional issuance of $25.0 million of senior secured second lien notes and the Company's excess cash.
The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 12—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Group Holdings Ltd. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$12,328	$70,558	$—	$84,414
Accounts receivable, net	—	55,432	22,575	(32,684)	45,323
Deferred tax assets	—	48	1,018	—	1,066
Other current assets	—	14,936	5,563	—	20,499
Total current assets	1,528	82,744	99,714	(32,684)	151,302
Property, plant, and equipment, net	—	12,872	2,045	—	14,917
Intangible assets, net	—	14,861	5,276	—	20,137
Goodwill	—	630,800	8,792	—	639,592
Investment in subsidiaries	(62,023)	50,085	—	11,938	—
Other assets	243	12,218	8,493	—	20,954
Total assets	$(60,252)	$803,580	$124,320	$(20,746)	$846,902
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,547	$10,010	$26,567	$(32,684)	$6,440
Current portion of long-term debt	—	23,475	—	—	23,475
Accrued liabilities	—	37,156	7,294	—	44,450
Deferred revenues	—	66,429	25,679	—	92,108
Total current liabilities	2,547	137,070	59,540	(32,684)	166,473
Deferred tax liabilities	—	23,776	1,030	—	24,806
Long-term deferred revenue	—	4,664	1,430	—	6,094
Long-term debt	—	678,000	—	—	678,000
Other long-term liabilities	—	22,093	12,235	—	34,328
Total liabilities	2,547	865,603	74,235	(32,684)	909,701
Total shareholders’ (deficit) equity	(62,799)	(62,023)	50,085	11,938	(62,799)
Total liabilities and shareholders’ (deficit) equity	$(60,252)	$803,580	$124,320	$(20,746)	$846,902

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$11,093	$69,745	$—	$82,365
Accounts receivable, net	—	55,671	23,280	(24,909)	54,042
Deferred tax assets	—	1,780	1,018	—	2,798
Other current assets	—	14,961	5,940	—	20,901
Total current assets	1,527	83,505	99,983	(24,909)	160,106
Property, plant, and equipment, net	—	10,475	2,084	—	12,559
Intangible assets, net	—	31,580	6,055	—	37,635
Goodwill	—	633,036	7,363	—	640,399
Investment in subsidiaries	(56,184)	42,647	—	13,537	—
Other assets	228	18,074	6,405	—	24,707
Total assets	$(54,429)	$819,317	$121,890	$(11,372)	$875,406
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,447	$9,494	$21,541	$(24,909)	$8,573
Current portion of long-term debt	—	—	—	—	—
Accrued liabilities	—	43,040	14,692	—	57,732
Deferred revenues	—	57,406	24,768	—	82,174
Total current liabilities	2,447	109,940	61,001	(24,909)	148,479
Deferred tax liabilities	—	27,181	1,058	—	28,239
Long-term deferred revenue	—	5,409	1,736	—	7,145
Long-term debt	—	711,463	—	—	711,463
Other long-term liabilities	—	21,508	15,448	—	36,956
Total liabilities	2,447	875,501	79,243	(24,909)	932,282
Total shareholders’ (deficit) equity	(56,876)	(56,184)	42,647	13,537	(56,876)
Total liabilities and shareholders’ (deficit) equity	$(54,429)	$819,317	$121,890	$(11,372)	$875,406

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$68,754	$35,407	$(3,811)	$100,350
Cost of revenues	—	29,596	14,216	(3,811)	40,001
Gross profit	—	39,158	21,191	—	60,349
Operating expenses:
Research and development	—	9,655	1,977	—	11,632
Selling, general and administrative	50	21,193	9,846	—	31,089
Amortization expense for acquired intangible assets	—	7,239	269	—	7,508
Total operating expenses	50	38,087	12,092	—	50,229
(Loss) income from operations	(50)	1,071	9,099	—	10,120
Interest and other income (expense), net	8	(13,389)	(2,217)	—	(15,598)
(Loss) income before income taxes	(42)	(12,318)	6,882	—	(5,478)
Provision for (benefit from) income taxes	—	662	(741)	—	(79)
Equity in (losses) earnings of subsidiaries	(5,357)	7,623	—	(2,266)	—
Net (loss) income	$(5,399)	$(5,357)	$7,623	$(2,266)	$(5,399)

For the Three Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$75,204	$36,945	$(5,237)	$106,912
Cost of revenues	—	37,155	14,045	(5,237)	45,963
Gross profit	—	38,049	22,900	—	60,949
Operating expenses:
Research and development	—	8,644	1,381	—	10,025
Selling, general and administrative	41	19,448	11,999	—	31,488
Amortization expense for acquired intangible assets	—	7,403	260	—	7,663
Restructuring charges	—	1,169	(64)	—	1,105
Total operating expenses	41	36,664	13,576	—	50,281
(Loss) income from operations	(41)	1,385	9,324	—	10,668
Interest and other income (expense), net	8	(11,808)	(5,026)	—	(16,826)
(Loss) income before income taxes	(33)	(10,423)	4,298	—	(6,158)
Provision for (benefit from) income taxes	—	5,153	(848)	—	4,305
Equity in (losses) earnings of subsidiaries	(10,430)	5,146	—	5,284	—
Net (loss) income	$(10,463)	$(10,430)	$5,146	$5,284	$(10,463)

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Six Months Ended June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$139,689	$75,523	$(10,241)	$204,971
Cost of revenues	—	60,251	31,206	(10,241)	81,216
Gross profit	—	79,438	44,317	—	123,755
Operating expenses:
Research and development	—	19,861	3,991	—	23,852
Selling, general and administrative	100	41,125	19,380	—	60,605
Amortization expense for acquired intangible assets	—	14,152	539	—	14,691
Restructuring charges	—	(44)	(2)	—	(46)
Total operating expenses	100	75,094	23,908	—	99,102
(Loss) income from operations	(100)	4,344	20,409	—	24,653
Interest and other income (expense), net	16	(17,804)	(14,320)	—	(32,108)
(Loss) income before income taxes	(84)	(13,460)	6,089	—	(7,455)
Provision for (benefit from) income taxes	—	622	(1,717)	—	(1,095)
Equity in (losses) earnings of subsidiaries	(6,276)	7,806	—	(1,530)	—
Net (loss) income	$(6,360)	$(6,276)	$7,806	$(1,530)	$(6,360)
For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$154,524	$80,126	$(13,034)	$221,616
Cost of revenues	—	71,305	32,600	(13,034)	90,871
Gross profit	—	83,219	47,526	—	130,745
Operating expenses:
Research and development	—	17,095	2,566	—	19,661
Selling, general and administrative	82	39,420	23,171	—	62,673
Amortization expense for acquired intangible assets	—	14,909	536	—	15,445
Restructuring charges	—	1,531	804	—	2,335
Total operating expenses	82	72,955	27,077	—	100,114
(Loss) income from operations	(82)	10,264	20,449	—	30,631
Interest and other income (expense), net	16	(27,014)	(7,573)	—	(34,571)
(Loss) income before income taxes	(66)	(16,750)	12,876	—	(3,940)
Provision for income taxes	—	5,378	(616)	—	4,762
Equity in earnings of subsidiaries	(8,636)	13,492	—	(4,856)	—
Net income	$(8,702)	$(8,636)	$13,492	$(4,856)	$(8,702)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)
For the Three Months Ended June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(5,399)	$(5,357)	$7,623	$(2,266)	$(5,399)
Change in cumulative translation adjustment	—	722	(268)	(9)	445
Comprehensive (loss) income	$(5,399)	$(4,635)	$7,355	$(2,275)	$(4,954)

For the Three Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,463)	$(10,430)	$5,146	$5,284	$(10,463)
Change in cumulative translation adjustment	—	(395)	(551)	11	(935)
Comprehensive (loss) income	$(10,463)	$(10,825)	$4,595	$5,295	$(11,398)

For the Six Months Ended June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,360)	$(6,276)	$7,806	$(1,530)	$(6,360)
Change in cumulative translation adjustment	—	271	(146)	(48)	77
Comprehensive (loss) income	$(6,360)	$(6,005)	$7,660	$(1,578)	$(6,283)
For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,702)	$(8,636)	$13,492	$(4,856)	$(8,702)
Change in cumulative translation adjustment	—	233	92	(2)	323
Comprehensive (loss) income	$(8,702)	$(8,403)	$13,584	$(4,858)	$(8,379)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$16,460	$4,050	$—	$20,511
Investing activities:
Purchases of property and equipment	—	(5,225)	(690)	—	(5,915)
Purchase of investment	—	—	(1,930)	—	(1,930)
Net cash used in investing activities	—	(5,225)	(2,620)	—	(7,845)
Financing activities:
Repayment of borrowings	—	(10,000)	—	—	(10,000)
Sales of subsidiaries	—	—	—	—	—
Net cash used in financing activities	—	(10,000)	—	—	(10,000)
Effect of exchange rate changes on cash	—	—	(617)	—	(617)
Net change in cash and cash equivalents	1	1,235	813	—	2,049
Cash and cash equivalents:
Beginning of period	1,527	11,093	69,745	—	82,365
End of period	$1,528	$12,328	$70,558	$—	$84,414

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Six Months Ended June 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$(3,508)	$39,112	$—	$35,605
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Purchases of property and equipment	—	(2,077)	(633)	—	(2,710)
Net cash used in investing activities	—	(2,077)	(633)	—	(2,710)
Financing activities:
Repayment of borrowings	—	(28,250)	—	—	(28,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Net cash used in financing activities	—	(26,906)	(1,344)	—	(28,250)
Effect of exchange rate changes on cash	—	—	206	—	206
Net change in cash and cash equivalents	1	(32,491)	37,341	—	4,851
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$25,267	$119,396	$—	$146,190

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

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and six months ended June 30, 2013 and 2012:

(Dollars in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Net revenues	$100.3	$106.9	100%	100%	$205.0	$221.6	100%	100%
Total cost of revenues	40.0	45.9	40%	43%	81.2	90.9	40%	41%
Gross profit	60.3	61.0	60%	57%	123.8	130.7	60%	59%
Operating expenses	50.2	50.3	50%	47%	99.2	100.1	48%	45%
Income from operations	10.1	10.7	10%	10%	24.6	30.6	12%	14%
Interest and other expense, net	(15.6)	(16.9)	(16)%	(16)%	(32.1)	(34.5)	(16)%	(16)%
(Loss) income before income taxes	(5.5)	(6.2)	(5)%	(6)%	(7.5)	(3.9)	(4)%	(2)%
(Benefit from) provision for income taxes	(0.1)	4.3	—%	4%	(1.1)	4.8	(1)%	2%
Net loss	$(5.4)	$(10.5)	(5)%	(10)%	$(6.4)	$(8.7)	(3)%	(4)%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Income from operations	$10.1	$10.7	$(0.6)	$24.6	$30.6	$(6.0)
Depreciation and amortization	10.6	10.9	(0.3)	20.8	21.9	(1.1)
Stock based compensation	0.1	0.4	(0.3)	0.4	0.6	(0.2)
Sponsor management fees	0.5	0.5	—	1.0	1.0	—
Other (1)	3.3	2.3	1.0	5.5	5.1	0.4
Adjusted EBITDA	$24.6	$24.8	$(0.2)	$52.3	$59.2	$(6.9)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants including acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Product revenue	$13.9	$13.4	$0.5	$32.1	$33.7	$(1.6)
Maintenance revenue	65.5	71.0	(5.5)	131.9	143.2	(11.3)
Services revenue	20.9	22.5	(1.6)	41.0	44.7	(3.7)
Total revenue	$100.3	$106.9	$(6.6)	$205.0	$221.6	$(16.6)
The decline in product revenue for the six months ended June 30, 2013 when compared to the prior year is primarily related to a decline in demand for our legacy Signature product sales. We expect our Signature product sales to continue to decline. We have focused our strategy on converting our customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to mitigate the impact of this trend, however, we continue to experience lengthening decision and approval cycles as economic uncertainty has resulted in customers remaining cautious with capital investments.
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
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Cost of product revenue	$4.6	$7.2	$(2.6)	$9.5	$12.8	$(3.3)
Cost of maintenance revenue	16.8	18.7	(1.9)	35.0	38.0	(3.0)
Cost of services revenue	17.3	18.7	(1.4)	34.0	37.2	(3.2)
Amortization expense for acquired intangible assets	1.3	1.3	—	2.7	2.9	(0.2)
Total cost of goods sold	$40.0	$45.9	$(5.9)	$81.2	$90.9	$(9.7)
The following table presents gross profit as a percentage of related revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change (pts)	2013	2012	Change (pts)
Product gross margin	66.9%	46.3%	20.6	70.4%	62.0%	8.4
Maintenance gross margin	74.4%	73.7%	0.7	73.5%	73.5%	—
Services gross margin	17.2%	16.9%	0.3	17.1%	16.8%	0.3
Product margin improved for both the three and six months ended June 30, 2013 when compared to the prior year primarily resulting from approximately $2.3 million of additional excess and obsolete inventory reserves recorded during the three months ended June 30, 2012. The increase in inventory reserves related to excess Signature inventory on hand based upon the significant decrease in anticipated future sales of our Signature product. In addition, product gross margin improved in the current year periods when compared to the prior year resulting from a slight shift in the composition of our product revenue mix. Our Unified IP and Workforce Optimization products have considerably less hardware costs than our legacy Signature products, which results in more favorable gross margins for these product offerings.
During the three and six months ended June 30, 2013, amortization expense for acquired intangible assets decreased as compared to the prior year as the result of certain assets becoming fully amortized.

Operating Expenses

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Research and development	$11.6	$10.0	$1.6	$23.9	$19.7	$4.2
Selling, general and administrative	31.1	31.5	(0.4)	60.6	62.7	(2.1)
Amortization expense for acquired intangible assets	7.5	7.7	(0.2)	14.7	15.4	(0.7)
Restructuring charges	—	1.1	(1.1)	—	2.3	(2.3)
Total	$50.2	$50.3	$(0.1)	$99.2	$100.1	$(0.9)
The increase in research and development expenses for the three and six months ended June 30, 2013, is primarily related to an increase in headcount of approximately 10% when compared to the prior year periods. During 2013, we increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction.
The decrease in selling, general and administrative expenses for the six months ended June 30, 2013 is primarily related to lower commission incentive plan expenses, which are driven by our actual revenue results relative to established targets.
Restructuring charges during 2012 consisted of a realignment of our support organization during the first quarter of 2012 as well as a workforce reduction in the second quarter in response to lower revenue levels. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during the first quarter of 2012.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Interest expense, net	$16.3	$16.3	$—	$32.7	$33.0	$(0.3)
Exchange rate loss (gain)	(0.5)	0.7	(1.2)	(0.3)	1.7	(2.0)
Other (income) expense, net	(0.2)	(0.1)	(0.1)	(0.3)	(0.2)	(0.1)
Total interest and other expense, net	$15.6	$16.9	$(1.3)	$32.1	$34.5	$(2.4)

Interest expense for the six months ended June 30, 2013 decreased as compared to the prior year period due to lower debt levels resulting from $50.0 million of principal payments during the fourth quarter of 2012, which was partially offset by an increase in the interest rate for our term loan as a result of the amendment closing in November 2012.
For the three and six months ended June 30, 2013 as compared to the prior year periods, we experienced an exchange rate gain primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
(Benefit from) provision for income taxes	$(0.1)	$4.3	$(4.4)	$(1.1)	$4.8	$(5.9)
Effective tax rate	1.4%	(69.9)%	71.3 pts	14.7%	(120.9)%	135.6	pts

The change in income tax (benefit) provision for the three months and six months ended June 30, 2013 as compared to the same periods in 2012 is primarily due to the recording of a valuation allowance of $11.2 million that the Company placed on its U.S. deferred tax assets in the second quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $2.0 million to $84.4 million at June 30, 2013 from $82.4 million at December 31, 2012. Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the six months ended June 30, 2013 and 2012 follows:

(In millions)	Six Months Ended June 30,
	2013	2012
Net cash (used for) provided by:
Net loss	$(6.4)	$(8.7)
Adjustments to net loss for non-cash items	22.2	42.3
Changes in operating assets and liabilities	4.6	2.0
Operating activities	20.4	35.6
Investing activities	(7.8)	(2.7)
Financing activities	(10.0)	(28.2)
Effect of exchange rate changes	(0.6)	0.2
Net change in cash and cash equivalents	2.0	4.9
Cash and cash equivalents at beginning of period	82.4	141.3
Cash and cash equivalents at end of period	$84.4	$146.2
Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements.
Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 primarily consisted of $5.9 million of capital expenditures compared to $2.7 million in the prior year. This additional investment in 2013 is primarily related to the establishment of our corporate headquarters in Phoenix, Arizona as well as an initiative to revitalize our existing office space. In addition, investing activities for the six months ended June 30, 2013 included our $1.9 million investment in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom. We concurrently entered into a reseller agreement which grants us the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. We must achieve minimum annual revenue targets to maintain the exclusivity rights and we were issued a conditional warrant to purchase up to 400,000 shares at a price of 79 pence per share based upon annual revenue levels within the first two years of the agreement.
Net Cash Used In Financing Activities
Net cash used in financing activities during the six months ended June 30, 2013 represented scheduled principal payments under our debt facilities.

Debt Covenants

We were in compliance with all of our financial debt covenants as of June 30, 2013.
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
During the first six months of 2013, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first six months of 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2013	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer