Form 10-Q
period 2013-09-30
Aspect Software Group Holdings Ltd.
filed 2013-11-14
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0587778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 700
Phoenix, Arizona, 85016
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
The following number of shares of each of the registrant’s classes of common shares were outstanding as of October 31, 2013:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Group Holdings Ltd.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$32,222	$82,365
Accounts receivable, net	56,908	54,042
Deferred tax assets	9,024	2,798
Other current assets	25,090	20,901
Total current assets	123,244	160,106
Property, plant, and equipment, net	18,470	12,559
Intangible assets, net	69,623	37,635
Goodwill	745,303	640,399
Other assets	24,085	24,707
Total assets	$980,725	$875,406
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,031	$8,573
Current portion of long-term debt (1)	27,841	—
Accrued liabilities	57,793	57,732
Deferred revenues	87,797	82,174
Total current liabilities	180,462	148,479
Deferred tax liabilities	37,981	28,239
Long-term deferred revenue	4,928	7,145
Long-term debt (2)	776,566	711,463
Other long-term liabilities	36,475	36,956
Total liabilities	1,036,412	932,282
Commitments and contingencies (Note 11)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,634	14,205
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,900)	(4,142)
Accumulated deficit	(60,082)	(61,600)
Total shareholders’ deficit	(55,687)	(56,876)
Total liabilities and shareholders’ deficit	$980,725	$875,406

(1)	$3.5 million held by a minority shareholder as of September 30, 2013 — see Note 12.

(2)	$50.0 million held by a related party as of September 30, 2013 and December 31, 2012. $3.5 million held by a minority shareholder as of December 31, 2012 — see Note 12.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net revenues:
Product revenue	$18,230	$19,466	$50,338	$53,210
Maintenance revenue	64,676	69,819	196,586	213,227
Services revenue	17,712	22,197	58,517	66,661
Hosting and managed services revenue	7,894	—	8,042	—
Total net revenues	108,512	111,482	313,483	333,098
Cost of revenues:
Cost of product revenue	4,107	5,032	13,638	17,827
Cost of maintenance revenue	17,702	18,486	52,690	56,469
Cost of services revenue	18,260	17,529	52,281	54,748
Cost of hosting and managed services revenue	2,581	—	2,583	—
Amortization expense for acquired intangible assets	1,974	1,301	4,648	4,175
Total cost of revenues	44,624	42,348	125,840	133,219
Gross profit	63,888	69,134	187,643	199,879
Operating expenses:
Research and development	13,643	10,416	37,495	30,077
Selling, general and administrative	34,025	32,281	94,630	94,954
Amortization expense for acquired intangible assets	6,796	7,645	21,487	23,090
Restructuring (credits) charges	—	(15)	(46)	2,320
Total operating expenses	54,464	50,327	153,566	150,441
Income from operations	9,424	18,807	34,077	49,438
Interest and other expense, net	(18,681)	(16,661)	(50,789)	(51,232)
(Loss) income before income taxes	(9,257)	2,146	(16,712)	(1,794)
Benefit from income taxes	(17,135)	(5,701)	(18,230)	(939)
Net income (loss)	$7,878	$7,847	$1,518	$(855)
Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income (loss)	$7,878	$7,847	$1,518	$(855)
Change in cumulative translation adjustment	(835)	948	(758)	1,271
Comprehensive income	$7,043	$8,795	$760	$416

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Shareholders’ Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance at December 31, 2012	235,065,951	$4	$14,205	(4,943,370)	$(4,918)	$(425)	$(4,142)	$(61,600)	$(56,876)
Net income	—	—	—	—	—	—	—	1,518	1,518
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(758)	—	(758)
Stock-based compensation expense	—	—	429	—	—	—	—	—	429
Balance at September 30, 2013	235,065,951	$4	$14,634	(4,943,370)	$(4,918)	$(425)	$(4,900)	$(60,082)	$(55,687)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,518	$(855)
Reconciliation of net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	5,591	5,101
Amortization expense for acquired intangible assets	26,135	27,265
Non-cash interest expense	4,383	2,972
Non-cash compensation expense	429	333
Increase to accounts receivable allowances	920	1,844
Deferred income taxes	(18,853)	8,073
Changes in operating assets and liabilities:
Accounts receivable	4,208	6,752
Other current assets and other assets	3,002	1,792
Accounts payable	(2,589)	(7,087)
Accrued liabilities and other liabilities	(9,278)	(18,980)
Deferred revenues	(68)	10,903
Net cash and cash equivalents provided by operating activities	15,398	38,113
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(142,064)	—
Purchases of property and equipment	(8,953)	(3,706)
Purchase of investment	(1,852)	—
Net cash and cash equivalents used in investing activities	(152,869)	(3,706)
Cash flows from financing activities:
Repayment of borrowings	(16,100)	(28,250)
Borrowings under debt facilities	110,000	—
Debt issuance costs in connection with borrowings	(5,538)	—
Net cash and cash equivalents provided by (used in) financing activities	88,362	(28,250)
Effect of exchange rate changes on cash	(1,034)	1,125
Net (decrease) increase in cash and cash equivalents	(50,143)	7,282
Cash and cash equivalents:
Beginning of period	82,365	141,339
End of period	$32,222	$148,621
Supplemental disclosure of cash flow information
Cash paid for interest	$40,185	$38,848
Cash paid for income taxes	$2,277	$2,589

See accompanying notes.

Aspect Software Group Holdings Ltd.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS
Description of Business
Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries, “Aspect Software” or the “Company”), provides multi-channel customer contact and workforce optimization to improve the customer experience. The Company’s technologies streamline and enhance customer-facing business processes by optimizing workflows across multiple communication channels and automating smarter business processes across the contact center and related functions. The Company offers the business and technology expertise to help our customers build, enhance and sustain relationships with their customers by bringing enterprise technologies like customer relationship management (CRM) and content management together with unified multi-channel communications and effective people management to enrich customer interactions.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly owned subsidiaries. All intercompany amounts have been eliminated in consolidation.
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company is evaluating the impact of adopting ASU 2013-11 in the first quarter of 2014.
There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2—REVENUE RECOGNITION
The Company derives its revenue from (i) product revenues, which typically include perpetual software licenses and hardware, (ii) service revenues, which include software license updates and product support, installation, consulting and education and (iii) hosting and managed services revenues, which include subscription fees for access to and use of our on-demand applications. Revenues from products and services have been derived from sales to end users through the Company's direct sales force, distributors and resellers.
The Company recognizes revenue from the sale of software licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue recognition for software licenses with multiple-element arrangements generally requires recognition of revenue using the residual method. Under the residual method, the portion of the total arrangement fee attributable to undelivered elements is deferred based upon its vendor-specific objective evidence (“VSOE”) of fair value, or the stated amount if higher, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product.

Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. The Company has established VSOE for support and maintenance services, certain professional services, and education services.
ESP reflects the Company's best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases. The Company has established ESP for software licenses, hardware and subscriptions and reviews them annually or more frequently when a significant change in the Company's business or selling practices occurs.
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
Product revenue for software licenses sold on a perpetual basis, along with hardware, is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Product revenue for software sold on a non-perpetual basis (Rental or Term) is recognized ratably over the license term.
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
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. The Company believes its professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, the Company’s hosted offerings have standalone value as such offerings are often sold separately.
Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, educational services and hosting prior to satisfying the revenue recognition criteria related to those payments.
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
NOTE 3—BUSINESS COMBINATIONS
VOXEO
On July 26, 2013, the Company purchased Voxeo Corporation (“Voxeo”), a leading provider of hosted and on-premise Interactive Voice Response ("IVR") solutions and a leading platform provider for Communications Enabled Business Processes. The Voxeo acquisition significantly enhances our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio.
The total purchase price was $145.0 million. The acquisition of Voxeo was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Voxeo have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 2-8 years).
Transaction costs of approximately $2.3 million related to this acquisition were expensed as incurred and are included in general and administrative expenses in the Company's consolidated statement of operations.
The total purchase price for Voxeo was allocated as follows (in thousands):

Description	Amount
Current assets, including $2,944 of acquired cash	$14,393
Property and equipment	2,625
Goodwill	105,605
Customer relationships	30,400
Tradename and Trademarks	5,000
Non-competition agreements	800
Technology	22,100
Other long-term assets	44
Total assets acquired	180,967
Current liabilities	(12,688)
Deferred tax liabilities	(22,339)
Other long-term liabilities	(932)
Net assets acquired	$145,008
In connection with the acquisition of Voxeo, $17.6 million was placed in escrow in connection with the seller's obligation to indemnify the Company for the outcome of potential contingent liabilities and the final networking capital adjustment.

NOTE 4—DEBT
Debt obligations consist of the following:

(in thousands)	As of September 30, 2013	As of December 31, 2012
First lien credit facility	$481,105	$413,000
Senior second lien notes	319,820	295,000
Unsecured note payable to minority shareholder	3,482	3,463
Subtotal debt	804,407	711,463
Less-contractual current maturities	27,841	—
Total long-term borrowings	$776,566	$711,463
The Company's obligations under the first lien credit facility and senior secured lien notes are fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. and each of its domestic subsidiaries. See Note 14 for Supplemental Guarantor Consolidating Financials.
On July 2, 2013, the Company amended its first lien credit facility to provide an $85.0 million incremental delayed draw senior secured term loan facility (“Delayed Draw Facility”). On July 25, 2013, the Company utilized the Delayed Draw Facility to fund a portion of the Voxeo acquisition. The Delayed Draw Facility was funded at a 1% original issue discount that is being amortized to interest expense using the effective interest method over the life of the note.
In addition, the Company issued an additional $25.0 million of senior secured notes on July 25, 2013, to fund a further portion of the Voxeo acquisition. The additional notes were funded at a 0.75% original issue discount that is being amortized to interest expense using the effective interest method over the life of the note.
In connection with the amendment of the first lien credit facility in July 2013, the Company incurred debt financing costs of approximately $4.3 million including lender fees of $3.8 million and third party fees of $0.5 million. Additionally, in connection with the issuance of the additional senior secured notes in July 2013, the Company incurred debt financing costs of approximately $0.7 million including lender fees of $0.6 million and third party fees of $0.1 million. Third party fees included legal and rating agency fees. The Company accounted for these debt fees in accordance with ASC 470-50-05 Debt Modifications and Extinguishments based on whether the debt instruments at the level of each lender are determined to be a new debt instrument, a modification of the existing debt instrument, or an extinguishment of the existing debt instrument, including the revolver. The Company capitalized $4.4 million of lender fees and $0.1 million of third party expenses as deferred financing costs in the third quarter 2013.
The net deferred financing costs total of $16.3 million and $15.7 million as of September 30, 2013 and December 31, 2012, respectively, are included on the accompanying balance sheet as other long-term assets and are being amortized to interest expense over the term of the loans using the effective interest method.

Future minimum contractual principal payment obligations due per the Company's debt obligations are as follows (in thousands):

Years Ended December 31,
Remaining 2013	$6,100
2014	27,900
2015	6,100
2016	445,300
2017 and thereafter	320,000
Total	$805,400
The Company's credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. As of September 30, 2013, the Company has reviewed its compliance with respect to the applicable financial covenants, and has determined that the Company is in compliance with all financial covenants.

NOTE 5—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of services	$27	$6	$106	$20
Research and development	61	5	144	16
Selling, general and administrative	(19)	(251)	179	297
Total	$69	$(240)	$429	$333
NOTE 6—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of September 30, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$32,222	$32,222	$—	$—
Interest rate cap	—	—	—	—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$82,365	$82,365	$—	$—
Interest rate cap	—	—	—	—
Liabilities
Accrued restructuring—facilities (measured on a non-recurring basis)	$59	$—	$59	$—
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

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of September 30, 2013 and December 31, 2012, the Company's first lien credit facility had a fair value of approximately $481.9 million and $415.1 million, respectively. As of September 30, 2013 and December 31, 2012, the Company's senior second lien notes had a fair value of approximately $320.0 million and $267.0 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of September 30, 2013 and December 31, 2012.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of $0.1 million in the third quarter 2013 for its proportionate share of eg’s net loss based on the most recently available financial statements.
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
The interest rate caps do not qualify for hedge accounting, and as a result, the Company recognizes changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilizes observable inputs to determine the fair value of its interest rate caps and has recorded a loss of approximately $19 thousand for the nine months ended September 30, 2012. The Company did not record a gain or loss for the three months ended September 30, 2012 or for the three and nine months ended September 30, 2013.
Derivatives held by the Company as of September 30, 2013 are as follows (in thousands):

Instrument	Notional Amount	Effective Date	Expiration Date	Fixed Rate	Fair Value
Interest rate cap	$250,000	November 7, 2012	November 7, 2013	5.0%	$—

NOTE 8—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2012	$640,399
Voxeo acquisition	105,605
Foreign currency translation	149
Adjustments (1)	(850)
Balance as of September 30, 2013	$745,303

(1) The reduction to goodwill relates to certain adjustments in connection with finalizing estimates for purchase price allocation for acquisitions.

Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

		As of September 30, 2013			As of December 31, 2012
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 - 10	$265,207	$225,915	$39,292	$235,065	$206,492	$28,573
Developed technology	3 - 8	153,750	132,236	21,514	131,650	127,587	4,063
Trade names/trademarks	2 - 10	22,270	14,199	8,071	17,270	12,824	4,446
Non-competition agreements and leases	2 - 17	3,318	2,572	746	2,517	1,964	553

Total		$444,545	$374,922	$69,623	$386,502	$348,867	$37,635

The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ended December 31,
Remaining 2013	$3,090
2014	12,060
2015	11,610
2016	10,922
2017	9,786
NOTE 9—INCOME TAXES
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
The Company’s benefit from income taxes was $17.1 million on a loss before income taxes of $9.3 million, resulting in an effective tax rate of 185.1% for the third quarter of 2013. The Company's benefit from income taxes was $18.2 million on a loss before income taxes of $16.7 million, resulting in an effective tax rate of 109.1% for the first nine months of 2013. As a result of the Voxeo acquisition, the Company recorded a deferred tax liability related to the book and tax basis difference resulting from purchase accounting. The increase in the Company's deferred tax liability resulted in a reduction of the valuation allowance for net deferred tax assets which is recorded as an income tax benefit of $12.9 million in the Company's condensed consolidated statement of operations. For the third quarter of 2013, the effective tax rate also differs from the statutory rate primarily due to foreign operations in lower tax jurisdictions, partially offset by additions to tax reserves. For the nine month period ended September 30, 2013, the effective tax rate also differs from the statutory rate primarily due to additions to tax reserves.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013 and December 31, 2012, the Company had accrued approximately $8.7 million and $8.5 million, respectively for potential interest and penalties related to uncertain tax positions.
The tax years 2009 and forward remain open to federal examination and the Company has filed refund claims for tax years 2006 through 2008 whereby the statute of limitations remains open for these years to the extent of the requested refund. Tax years 2007 and forward remain open to state and international examination in most jurisdictions.

NOTE 10—RESTRUCTURING
Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2012	$58	$59	$117
Provisions (credits)	(46)	—	(46)
Payments and adjustments	(12)	(59)	(71)
Balance as of September 30, 2013	$—	$—	$—
NOTE 11—CONTINGENCIES
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
NOTE 12—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended September 30, 2013 and 2012, and $1.5 million for the nine months ended September 30, 2013 and 2012. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $0.5 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.
The Company invoiced a minority shareholder $0.3 million during the nine months ended September 30, 2012, for product and services provided to the minority shareholder. The Company did not invoice the minority shareholder during the nine months ended September 30, 2013. Additionally, the Company had $3.5 million of debt outstanding which was held by the minority shareholder at September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, $50.0 million, of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $2.1 million and $2.7 million during the nine months ended September 30, 2013 and 2012, respectively. The Company had accrued interest expense of approximately $1.8 million and $0.7 million related to certain Class L shareholders' second lien credit facility holdings as of September 30, 2013 and December 31, 2012, respectively.
NOTE 13—SUBSEQUENT EVENTS
On October 4, 2013, the Company invested $6.7 million for a controlling interest in a purpose-built cloud-computing contact center solution provider. Concurrently, the Company entered into a licensing agreement which grants Aspect the right to market, distribute and integrate the provider's products into the Company’s solutions.
The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 14—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Group Holdings Ltd. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$4,069	$26,625	$—	$32,222
Accounts receivable, net	—	74,111	43,530	(60,733)	56,908
Deferred tax assets	—	8,004	1,020	—	9,024
Other current assets	—	17,731	7,359	—	25,090
Total current assets	1,528	103,915	78,534	(60,733)	123,244
Property, plant, and equipment, net	—	16,351	2,119	—	18,470
Intangible assets, net	—	64,702	4,921	—	69,623
Goodwill	—	713,954	31,349	—	745,303
Investment in subsidiaries	(54,870)	35,997	—	18,873	—
Other assets	251	15,199	8,635	—	24,085
Total assets	$(53,091)	$950,118	$125,558	$(41,860)	$980,725
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,596	$29,550	$35,618	$(60,733)	$7,031
Current portion of long-term debt	—	27,841	—	—	27,841
Accrued liabilities	—	44,393	13,400	—	57,793
Deferred revenues	—	62,006	25,791	—	87,797
Total current liabilities	2,596	163,790	74,809	(60,733)	180,462
Deferred tax liabilities	—	36,990	991	—	37,981
Long-term deferred revenue	—	3,657	1,271	—	4,928
Long-term debt	—	776,566	—	—	776,566
Other long-term liabilities	—	23,985	12,490	—	36,475
Total liabilities	2,596	1,004,988	89,561	(60,733)	1,036,412
Total shareholders’ (deficit) equity	(55,687)	(54,870)	35,997	18,873	(55,687)
Total liabilities and shareholders’ (deficit) equity	$(53,091)	$950,118	$125,558	$(41,860)	$980,725

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$11,093	$69,745	$—	$82,365
Accounts receivable, net	—	55,671	23,280	(24,909)	54,042
Deferred tax assets	—	1,780	1,018	—	2,798
Other current assets	—	14,961	5,940	—	20,901
Total current assets	1,527	83,505	99,983	(24,909)	160,106
Property, plant, and equipment, net	—	10,475	2,084	—	12,559
Intangible assets, net	—	31,580	6,055	—	37,635
Goodwill	—	633,036	7,363	—	640,399
Investment in subsidiaries	(56,184)	42,647	—	13,537	—
Other assets	228	18,074	6,405	—	24,707
Total assets	$(54,429)	$819,317	$121,890	$(11,372)	$875,406
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,447	$9,494	$21,541	$(24,909)	$8,573
Current portion of long-term debt	—	—	—	—	—
Accrued liabilities	—	43,040	14,692	—	57,732
Deferred revenues	—	57,406	24,768	—	82,174
Total current liabilities	2,447	109,940	61,001	(24,909)	148,479
Deferred tax liabilities	—	27,181	1,058	—	28,239
Long-term deferred revenue	—	5,409	1,736	—	7,145
Long-term debt	—	711,463	—	—	711,463
Other long-term liabilities	—	21,508	15,448	—	36,956
Total liabilities	2,447	875,501	79,243	(24,909)	932,282
Total shareholders’ (deficit) equity	(56,876)	(56,184)	42,647	13,537	(56,876)
Total liabilities and shareholders’ (deficit) equity	$(54,429)	$819,317	$121,890	$(11,372)	$875,406

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$74,703	$39,412	$(5,603)	$108,512
Cost of revenues	—	32,895	17,332	(5,603)	44,624
Gross profit	—	41,808	22,080	—	63,888
Operating expenses:
Research and development	—	11,409	2,234	—	13,643
Selling, general and administrative	50	22,617	11,358	—	34,025
Amortization expense for acquired intangible assets	—	6,540	256	—	6,796
Total operating expenses	50	40,566	13,848	—	54,464
(Loss) income from operations	(50)	1,242	8,232	—	9,424
Interest and other income (expense), net	9	54	(18,744)	—	(18,681)
(Loss) income before income taxes	(41)	1,296	(10,512)	—	(9,257)
(Benefit from) provision for income taxes	—	(19,308)	2,173	—	(17,135)
Equity in earnings (losses) of subsidiaries	7,919	(12,685)	—	4,766	—
Net income (loss)	$7,878	$7,919	$(12,685)	$4,766	$7,878

For the Three Months Ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$79,353	$37,497	$(5,368)	$111,482
Cost of revenues	—	31,741	15,975	(5,368)	42,348
Gross profit	—	47,612	21,522	—	69,134
Operating expenses:
Research and development	—	8,790	1,626	—	10,416
Selling, general and administrative	41	20,797	11,443	—	32,281
Amortization expense for acquired intangible assets	—	7,382	263	—	7,645
Restructuring credits	—	(15)	—	—	(15)
Total operating expenses	41	36,954	13,332	—	50,327
(Loss) income from operations	(41)	10,658	8,190	—	18,807
Interest and other income (expense), net	8	(15,593)	(1,076)	—	(16,661)
(Loss) income before income taxes	(33)	(4,935)	7,114	—	2,146
(Benefit from) provision for income taxes	—	(6,411)	710	—	(5,701)
Equity in earnings of subsidiaries	7,880	6,404	—	(14,284)	—
Net income	$7,847	$7,880	$6,404	$(14,284)	$7,847

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Nine Months Ended September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$214,392	$114,935	$(15,844)	$313,483
Cost of revenues	—	93,146	48,538	(15,844)	125,840
Gross profit	—	121,246	66,397	—	187,643
Operating expenses:
Research and development	—	31,270	6,225	—	37,495
Selling, general and administrative	150	63,742	30,738	—	94,630
Amortization expense for acquired intangible assets	—	20,692	795	—	21,487
Restructuring credits	—	(44)	(2)	—	(46)
Total operating expenses	150	115,660	37,756	—	153,566
(Loss) income from operations	(150)	5,586	28,641	—	34,077
Interest and other income (expense), net	25	(17,750)	(33,064)	—	(50,789)
Loss before income taxes	(125)	(12,164)	(4,423)	—	(16,712)
(Benefit from) provision for income taxes	—	(18,686)	456	—	(18,230)
Equity in earnings (losses) of subsidiaries	1,643	(4,879)	—	3,236	—
Net income (loss)	$1,518	$1,643	$(4,879)	$3,236	$1,518
For the Nine Months Ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$233,877	$117,623	$(18,402)	$333,098
Cost of revenues	—	103,046	48,575	(18,402)	133,219
Gross profit	—	130,831	69,048	—	199,879
Operating expenses:
Research and development	—	25,885	4,192	—	30,077
Selling, general and administrative	123	60,217	34,614	—	94,954
Amortization expense for acquired intangible assets	—	22,291	799	—	23,090
Restructuring charges	—	1,516	804	—	2,320
Total operating expenses	123	109,909	40,409	—	150,441
(Loss) income from operations	(123)	20,922	28,639	—	49,438
Interest and other income (expense), net	24	(42,607)	(8,649)	—	(51,232)
(Loss) income before income taxes	(99)	(21,685)	19,990	—	(1,794)
(Benefit from) provision for income taxes	—	(1,033)	94	—	(939)
Equity in (losses) earnings of subsidiaries	(756)	19,896	—	(19,140)	—
Net (loss) income	$(855)	$(756)	$19,896	$(19,140)	$(855)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)
For the Three Months Ended September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,878	$7,919	$(12,685)	$4,766	$7,878
Change in cumulative translation adjustment	—	559	(1,389)	(5)	(835)
Comprehensive income (loss)	$7,878	$8,478	$(14,074)	$4,761	$7,043

For the Three Months Ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$7,847	$7,880	$6,404	$(14,284)	$7,847
Change in cumulative translation adjustment	—	352	627	(31)	948
Comprehensive income	$7,847	$8,232	$7,031	$(14,315)	$8,795

For the Nine Months Ended September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,518	$1,643	$(4,879)	$3,236	$1,518
Change in cumulative translation adjustment	—	830	(1,535)	(53)	(758)
Comprehensive income (loss)	$1,518	$2,473	$(6,414)	$3,183	$760
For the Nine Months Ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(855)	$(756)	$19,896	$(19,140)	$(855)
Change in cumulative translation adjustment	—	585	719	(33)	1,271
Comprehensive (loss) income	$(855)	$(171)	$20,615	$(19,173)	$416

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$47,758	$(32,361)	$—	$15,398
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(135,163)	(6,901)	—	(142,064)
Purchases of property and equipment	—	(7,981)	(972)	—	(8,953)
Purchase of investment	—	—	(1,852)	—	(1,852)
Net cash used in investing activities	—	(143,144)	(9,725)	—	(152,869)
Financing activities:
Repayment of borrowings	—	(16,100)	—	—	(16,100)
Borrowings under debt facilities		110,000			110,000
Debt issuance costs in connection with borrowings	—	(5,538)	—	—	(5,538)
Net cash provided by financing activities	—	88,362	—	—	88,362
Effect of exchange rate changes on cash	—	—	(1,034)	—	(1,034)
Net change in cash and cash equivalents	1	(7,024)	(43,120)	—	(50,143)
Cash and cash equivalents:
Beginning of period	1,527	11,093	69,745	—	82,365
End of period	$1,528	$4,069	$26,625	$—	$32,222

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Nine Months Ended September 30, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$1,272	$36,840	$—	$38,113
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	—	—	—
Purchases of property and equipment	—	(2,779)	(927)	—	(3,706)
Net cash used in investing activities	—	(2,779)	(927)	—	(3,706)
Financing activities:
Repayment of borrowings	—	(28,250)	—	—	(28,250)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Net cash used in financing activities	—	(26,906)	(1,344)	—	(28,250)
Effect of exchange rate changes on cash	—	—	1,125	—	1,125
Net change in cash and cash equivalents	1	(28,413)	35,694	—	7,282
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$29,345	$117,749	$—	$148,621

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
Overview
We are a global provider of customer contact and workforce optimization solutions. We help our customers build, enhance and sustain stronger relationships with their customers by uniting enterprise technologies with customer contact solutions. Through seamless, two-way communications across phone, chat, email, IVR, IM, SMS and social channels, we equip companies with the tools and technologies needed to serve today's demanding customers. Aspect solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to ensure a consistent and integrated multi-channel customer support experience while creating more productive business processes. We believe that this integrated multi-channel solution approach drives enhanced business efficiencies, fosters loyalty and grows customer value. Our customer contact and workforce optimization software can enhance business processes throughout the organization by incorporating interaction management, collaboration and other enterprise technologies. Our interaction management applications for customer contact are built on feature-rich, high-availability, next-generation platforms that fully leverage real-time communications and intelligent workflows, enabling organizations to maintain best practices while engaging consumers through the channels and devices they expect, including social media and mobile services.

Acquisitions
On July 25, 2013, we acquired Voxeo Corporation ("Voxeo"), a leading provider of hosted and on-premise Interactive Voice Response ("IVR") solutions and a leading platform provider for Communications Enabled Business Processes. The Voxeo acquisition significantly enhances our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. The purchase price was $145 million, subject to customary adjustments for items such as working capital, cash, and certain specified payments. We funded the acquisition purchase price by drawing $85.0 million of additional term loans and issuing an additional $25.0 million of second lien notes with the residual amount addressed from our cash on hand. Voxeo has 145 employees and annual revenue of approximately $44 million in 2012.
On February 4, 2013, we acquired a 10% interest in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom for $1.9 million. We concurrently entered into a reseller agreement which grants us the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. We must achieve minimum annual revenue targets to maintain the exclusivity rights and we were issued a conditional warrant to purchase up to 400,000 shares,which is approximately 2% of its current outstanding equity, at a price of 79 pence per share based upon annual revenue levels within the first two years of the agreement.

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three and nine months ended September 30, 2013 and 2012:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Net revenues	$108.5	$111.5	100%	100%	$313.5	$333.1	100%	100%
Total cost of revenues	44.6	42.4	41%	38%	125.8	133.2	40%	40%
Gross profit	63.9	69.1	59%	62%	187.7	199.9	60%	60%
Operating expenses	54.5	50.3	50%	45%	153.6	150.4	49%	45%
Income from operations	9.4	18.8	9%	17%	34.1	49.5	11%	15%
Interest and other expense, net	(18.7)	(16.7)	(17)%	(15)%	(50.8)	(51.3)	(16)%	(15)%
(Loss) income before income taxes	(9.3)	2.1	(9)%	2%	(16.7)	(1.8)	(5)%	(1)%
Benefit from income taxes	(17.1)	(5.7)	(16)%	(5)%	(18.2)	(0.9)	(6)%	—%
Net income (loss)	$7.8	$7.8	7%	7%	$1.5	$(0.9)	—%	—%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Income from operations	$9.4	$18.8	$(9.4)	$34.1	$49.5	$(15.4)
Depreciation and amortization	10.9	10.4	0.5	31.7	32.4	(0.7)
Stock based compensation	—	(0.2)	0.2	0.4	0.3	0.1
Sponsor management fees	0.5	0.5	—	1.5	1.5	—
Other (1)	7.4	4.1	3.3	13.0	9.0	4.0
Adjusted EBITDA	$28.2	$33.6	$(5.4)	$80.7	$92.7	$(12.0)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants including acquisition related adjustments to revenue, strategic investment costs, cost saving initiatives, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Product revenue	$18.2	$19.5	$(1.3)	$50.3	$53.2	$(2.9)
Maintenance revenue	64.7	69.8	(5.1)	196.6	213.2	(16.6)
Services revenue	17.7	22.2	(4.5)	58.6	66.7	(8.1)
Hosting & managed services revenue	$7.9	$—	$7.9	$8.0	$—	$8.0
Total revenue	$108.5	$111.5	$(3.0)	$313.5	$333.1	$(19.6)
The decline in product revenue for the three and nine months ended September 30, 2013, when compared to the prior year is primarily related to a decline in demand for our legacy Signature product sales. We expect our Signature product sales to continue to decline. We have focused our strategy on converting our customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to mitigate the impact of this trend, however, we continue to experience lengthening decision and approval cycles and many customers remain cautious with capital investments. Our Voxeo acquisition compliments our managed services offering by adding a hosted deployment alternative. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. During the nine months ended September 30, 2013, we have had several customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
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
Hosting and managed services revenue during 2013 represents the acquired Voxeo business as well as Aspect on Demand and recurring revenue from customers that outsource management of their call center hardware and software to us. We expect this revenue stream to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses.
The decline in services revenue in the current year is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Cost of product revenue	$4.1	$5.0	$(0.9)	$13.6	$17.8	$(4.2)
Cost of maintenance revenue	17.7	18.5	(0.8)	52.7	56.5	(3.8)
Cost of services revenue	18.2	17.6	0.6	52.3	54.7	(2.4)
Cost of hosting & managed services revenue	2.6	—	2.6	2.6	—	2.6
Amortization expense for acquired intangible assets	2.0	1.3	0.7	4.6	4.2	0.4
Total cost of goods sold	$44.6	$42.4	$2.2	$125.8	$133.2	$(7.4)

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change (pts)	2013	2012	Change (pts)
Product gross margin	77.5%	74.4%	3.1	73.0%	66.5%	6.5
Maintenance gross margin	72.6%	73.5%	(0.9)	73.2%	73.5%	(0.3)
Services gross margin	(2.8)%	20.7%	(23.5)	10.8%	18.0%	(7.2)
Hosted & managed services gross margin	67.1%	—%	67.1	67.5%	—%	67.5

Product margin improved for the nine months ended September 30, 2013 when compared to the prior year primarily resulting from approximately $2.3 million of additional excess and obsolete inventory reserves recorded during 2012. The increase in inventory reserves related to excess Signature inventory on hand based upon the significant decrease in anticipated future sales of our Signature product. In addition, product gross margin improved in the current year periods when compared to the prior year resulting from a slight shift in the composition of our product revenue mix. Our Unified IP and Workforce Optimization products have considerably less hardware costs than our legacy Signature products, which results in more favorable gross margins for these product offerings.
Services gross margin deteriorated for both the three and nine months ended September 30, 2013 when compared to the prior year primarily resulting from lower volume of projects as our product revenue declined. As many of our costs are fixed, volume declines affect our ability to leverage these costs.
During the three and nine months ended September 30, 2013, amortization expense for acquired intangible assets increased as compared to the prior year as the result of the Voxeo acquisition.
Operating Expenses

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Research and development	$13.7	$10.4	$3.3	$37.5	$30.1	$7.4
Selling, general and administrative	34.0	32.3	1.7	94.6	94.9	(0.3)
Amortization expense for acquired intangible assets	6.8	7.6	(0.8)	21.5	23.1	(1.6)
Restructuring charges	—	—	—	—	2.3	(2.3)
Total	$54.5	$50.3	$4.2	$153.6	$150.4	$3.2
The increase in research and development expenses for the three and nine months ended September 30, 2013, is primarily related to an increase in headcount of approximately 10% when compared to the prior year periods as well as increased investment in tools to improve our development and delivery of new and enhanced solutions. During 2013, we increased our research and development spend as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction.
The increase in selling, general and administrative expenses for the three months ended September 30, 2013 is primarily related to third party costs related to our Voxeo acquisition.
Restructuring charges during 2012 consisted of a realignment of our support organization during the first quarter of 2012 as well as a workforce reduction in the second quarter in response to lower revenue levels. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during the first quarter of 2012.

Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change ($)	2013	2012	Change ($)
Interest expense, net	$18.9	$16.3	$2.6	$51.6	$49.3	$2.3
Exchange rate loss (gain)	(0.4)	0.9	(1.3)	(0.7)	2.7	(3.4)
Other (income) expense, net	0.2	(0.5)	0.7	(0.1)	(0.7)	0.6
Total interest and other expense, net	$18.7	$16.7	$2.0	$50.8	$51.3	$(0.5)

Interest expense for the three and nine months ended September 30, 2013 increased as compared to the prior year period due to increased debt levels resulting from $85.0 million of delayed draw term loan and $25.0 million of issued second lien notes to fund the Voxeo acquisition.
For the three and nine months ended September 30, 2013 as compared to the prior year periods, we experienced an exchange rate gain primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
Benefit from income taxes	$(17.1)	$(5.7)	$(11.4)		$(18.2)	$(0.9)	$(17.3)
Effective tax rate	185.1%	(265.7)%	450.8	pts	109.1%	52.3%	56.8	pts

As a result of the Voxeo acquisition, we recorded a deferred tax liability related to the book and tax basis difference resulting from our purchase accounting. The increase in our deferred tax liability resulted in a release of our valuation allowance for deferred tax assets which is recorded as an income tax benefit of $12.9 million in the three and nine months ended September 30, 2013. Additionally, the change in benefit from income tax for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is due to the release of $3.5 million of ASC 740-10 reserves and foreign tax credits of $2.8 million in the third quarter of 2012. For the nine months ended September 30, 2013 as compared to the same period in 2012, the change in benefit from income tax is due to a partial valuation allowance of $10.4 million placed on our U.S. deferred tax assets in 2012 and lower earnings in the nine month period in 2013 as compared to 2012.

In accordance with ASC 740, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. We are required, at the end of each interim reporting period, to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. However, if we are unable to make a reliable estimate of our annual effective tax rate, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Due to our tax structure and near breakeven projection for the year, minor changes in estimated annual ordinary income have significant effects on the estimated annual effective tax rate. In this situation, we have provided for income tax based on the actual effective tax rate for the year to date results through September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $50.2 million to $32.2 million at September 30, 2013 from $82.4 million at December 31, 2012. Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the nine months ended September 30, 2013 and 2012 follows:

(In millions)	Nine Months Ended September 30,
	2013	2012
Net cash (used for) provided by:
Net income (loss)	$1.5	$(0.9)
Adjustments to net loss for non-cash items	18.6	45.6
Changes in operating assets and liabilities	(4.7)	(6.6)
Operating activities	15.4	38.1
Investing activities	(152.9)	(3.7)
Financing activities	88.3	(28.2)
Effect of exchange rate changes	(1.0)	1.1
Net change in cash and cash equivalents	(50.2)	7.3
Cash and cash equivalents at beginning of period	82.4	141.3
Cash and cash equivalents at end of period	$32.2	$148.6

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements.
Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 primarily consisted of $142.1 million acquisition of Voxeo and $1.9 million investment in eg. Net cash used in investing activities for the nine months ended September 30, 2013 also included $9.0 million of capital expenditures compared to $3.7 million in the prior year. This additional investment in 2013 is primarily related to the establishment of our corporate headquarters in Phoenix, Arizona as well as an initiative to revitalize our existing office space.
Net Cash Used In Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2013 represented $110.0 million of additional debt to fund a portion of our Voxeo acquisition partially offset by scheduled principal payments under our debt facilities and debt issuance fees.
Contractual Cash Obligations and Commitments
On July 25, 2013, we funded a portion of the Voxeo acquisition purchase price by drawing $85.0 million of additional term loans and issuing an additional $25.0 million of second lien notes. These transactions significantly altered the contractual commitments related to our debt obligations and interest on debt obligations previously described in our Annual Report on Form 10-K for the year ended December 31, 2012. The following table outlines our future debt obligations as of September 30, 2013 with projected cash payments in the years shown:

	Payments Due by Period
(in thousands)	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Debt(1)	$805,400	$27,900	$457,500	$320,000	$—

(1)
Amounts shown in the table above exclude interest in an aggregate amount of approximately $215.9 million that will become due over the expected term of our existing credit facilities based on interest rates in effect at September 30, 2013.

Debt Covenants
We were in compliance with all of our financial debt covenants as of September 30, 2013.
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
During the first nine months of 2013, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first nine months of 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 11 to the Condensed Consolidated Financial Statements included in our Quarterly Report, which is incorporated by reference herein.
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

Date: November 14, 2013	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer