Form 10-K
period 2013-12-31
Aspect Software Group Holdings Ltd.
filed 2014-03-31
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 333-170936

ASPECT SOFTWARE GROUP HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0587778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2325 East Camelback Road, Suite 700
Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was zero as there is currently no established public trading market for the registrant's equity securities.
The following number of shares of each of the registrant’s classes of common shares were outstanding as of February 28, 2014:

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
With more than 1,900 employees across 41 offices in 21 countries, we have a global presence that allows us to provide service and support to our multi-national customers around the world on a 24x7x365 basis. We deliver our solutions to more than 2,000 customers in more than 80 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily.

Through seamless, two-way communications across phone, chat, email, instant message ("IM"), short message service ("SMS") and social channels, Aspect equips companies with the tools and technologies needed to serve today's demanding customers. Whether delivered through software deployed on the customers’ premise or via Aspect’s cloud infrastructure, our solutions enable organizations to integrate customer contact and workforce optimization solutions into existing enterprise technology investments for companies looking to remove communication and workflow barriers or create more productive business processes. We believe that this flexible, forward-focused design approach drives enhanced business efficiencies, fosters loyalty and grows customer value.
We operate in one reportable segment. Please see Note 26, “Segment Reporting,” to our audited consolidated financial statements located elsewhere in this Form 10-K for more information and customer geographic information. For the year ended December 31, 2013, our total net revenues, net income and earnings before interest, taxes, depreciation and amortization, as adjusted ("Adjusted EBITDA") were $436.8 million, $5.9 million and $117.7 million, respectively. See “Key Financial Measures” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to income from operations, the most directly comparable generally accepted accounting policies ("GAAP") financial performance measure.
Unless the context requires otherwise, the terms “Aspect,” “we,” “us” and “our” refer to Aspect Software Group Holdings Ltd. and its consolidated subsidiaries and the term “Holdings” refers to Aspect Software Group Holdings Ltd.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Leading Market Positions and Differentiating Vision. Aspect is an innovator of various core contact center technologies such as intelligent automatic call distribution, predictive dialing and workforce management. Over the years, we have continued to maintain our leading position in these segments of the contact center market. Contact centers have evolved into multi-functional service, marketing and collections focused organizations. We continue to innovate and develop our unified communications applications to address the needs of customers to have an efficient, functional and reliable system that allows communication across traditional platforms as well as the latest communications devices. Moreover, our ability to deliver our solutions through software deployed on the customers’ premise or via Aspect’s or partners’ cloud infrastructure provides flexibility to meet customers’ varying business models.
Companies have entered into a new era where they no longer have complete control over the customer experience. The companies that can best transform the traditional contact center using enterprise technologies into customer engagement hubs reaching across the enterprise will be able to achieve a competitive advantage with a differentiating customer experience. By fusing contact center interaction management and workforce optimization with enterprise technologies, we can deliver adaptable, configurable application components for collaboration, social media, workflow, analytics, agent control and knowledge resources that can be combined with our professional services enterprise into applications that will help drive this transformation.
Large and Diversified Installed Base of Blue-Chip Customers. We are a major contact center solution provider with a comprehensive product portfolio. We provide our products and services worldwide, with 72% of our revenues generated from the Americas, 19% from Europe and Africa and 9% from Asia Pacific for the year ended December 31, 2013, and we view our market opportunities on a global basis. We deliver our solutions to more than 2,000 customers in more than 80 countries and our products currently support approximately 1.4 million contact center agent seats managing over 100 million customer interactions daily. No one customer accounted for more than 10% of our revenues and our top 10 customers in total accounted for 23% of total revenues for the year ended December 31, 2013. We believe that this geographic diversity and lack of customer concentration helps us to mitigate the effects of isolated regional downturns. It also provides us with a broad range of relationships that we can leverage to implement our new technologies in our customers' contact centers and also on an enterprise-wide basis.
Recurring Maintenance Revenue with High Renewal Rates. During the past three years our maintenance revenues comprised 64% of our total revenues for the year ended December 31, 2013. We believe that contact center operations have become critical business functions for many of our customers, positioning us as a key strategic supplier. Additionally, customers view switching contact center systems as a complex, risky and an expensive undertaking, given the considerable upfront license costs, lengthy implementations and potential for disruptions of critical operations. Nearly 90% of new customers who purchase our contact center solutions also purchase maintenance contracts from us. We have maintenance relationships with a diversified and large number of customers, with the top 10 customers comprising approximately 28% and no single customer representing more than 10% of our maintenance revenues for the year ended December 31, 2013. The product updates and support we provide are valued by our customers as evidenced by our high annual retention rates.
Strong and Recurring Free Cash Flow Generation. In recent periods our business has generated a large amount of cash, which has resulted primarily from our recurring maintenance revenue in those periods, combined with our modest capital expenditure and working capital requirements. We have generated approximately $104.1 million of free cash flows in the last three years. Free cash flow, a non-GAAP measure, is defined as cash provided by operating activities less capital expenditures. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions and for working capital purposes. Our substantial base of recurring revenue combined with our focus on continuous cost control has helped us to maintain profitability and offset declines in revenue through the recent economic downturn.
Our People and Management. We have a strong executive management team with considerable management and software industry experience and proven execution skills in growing companies organically and through acquisitions. This collection of talent includes many individuals who helped shape the contact center technology industry and are now helping transform the way companies communicate. The executive management team has an average of more than twenty years of technology experience.

Business Strategy
The following components are key to our strategy and achieving our growth objectives:

Expand our Global Presence. Aspect receives the majority of its revenue today from mature markets like North America and Western Europe. We are investing in emerging markets such as Brazil, Mexico, China and India, through both organic growth in personnel and partner channel development. We expect to generate more new logo customer wins from the emerging markets.
Develop Best-In-Class Solutions. During the past four decades, we have been a market leader in key segments of the contact center market, largely due to our ability to develop innovative products that meet the needs of our customers. In recognition of the contact center's business transformation from isolated phone-based, outbound communications to inbound and outbound multi-channel communications that are highly integrated into a company's operations, we believe we have developed and matured one of the industry's first truly integrated unified contact center offerings. With our flagship product Aspect Unified IP, we can provide both an effective and innovative platform that meets the evolving market needs for new customers, while offering a new set of capabilities to sell to our current customers who are upgrading their existing legacy contact center systems. Our workforce optimization capabilities have grown through organic developments and acquisitions to be an integrated full-featured workforce optimization platform leveraging both Microsoft UCC and other leading industry platform technologies. We have a unique advantage as the only recognized contact center infrastructure leader that offers truly integrated interaction management and workforce optimization technologies. The combined interaction management and workforce optimization solution takes full advantage of UCC, allowing Aspect to lead the contact center transformation. We plan to continue to invest and develop new products and solutions ahead of changing contact center and enterprise needs and continually take advantage of the developing UCC marketplace.
Become a Premier Cloud Solutions Provider. Aspect’s goal is to become a premier cloud solutions provider. Our acquisition of Voxeo and Voxeo's wholly-owned subsidiary Qivox and the licensing of new SaaS technology is significantly changing the contact center-in-the-cloud landscape. The first manifestation of this is Zipwire, a true cloud contact center solution built on the Voxeo platform that delivers superior functionality with a no-risk, self-service provisioning. Unlike many smaller cloud solutions built on regular on-premise platforms and hosted in the cloud, Aspect’s scalability and true on-demand capabilities offer deployment flexibility without sacrificing performance.
Migrate and Further Penetrate Our Installed Customer Base. We have a large installed customer base on our legacy telephony-based Signature predictive dialer and automatic call distribution products. As our customer base migrates to software-based platforms, we are using our relationships with these customers to market our Aspect Unified IP platform product and related unified communications applications. Migrations from Signature dialers to the Aspect Unified IP-based applications are essentially complete, and most of our customers have chosen to use Aspect Unified IP. With the general availability of Aspect Unified IP v7 and the latest release of version 7.2, we are aggressively pursuing conversion of our Signature Automatic Call Distributor (“ACD”) installed base. As customers migrate to new solutions, we are marketing our workforce optimization solutions as well as additional capabilities and services to our customers.
Leverage Aspect Professional Services to Drive Customer Contact Deployments. Aspect’s deep technology expertise paired with our dedication to innovate is the driving force behind delivering meaningful business results to our clients spanning the contact center and beyond. Whether organizations require implementation, project planning, strategy and governance planning, application development, custom development or resources to augment their information technology ("IT") staff, Aspect’s Professional Services is uniquely positioned to help our customer get the most value from their software investment at every stage. Aspect’s Professional Services has three dedicated service areas: Implementation and Optimization Services, Interaction Enablement Services, and Performance Improvement Services
Maintain Focus on Cash Flow Generation and Debt Reduction. We intend to focus on maintaining positive cash flow generation through the combination of recurring maintenance, hosting and managed services revenue, modest capital expenditures and working capital requirements. We have generated approximately $173 million of free cash flows in the last three years. We plan to use our cash flows from operations to reduce our debt, fund add-on acquisitions and otherwise strengthen our balance sheet.
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
Contemporary Platform Technologies
Unified Suite. Unified suite solutions are comprehensive contact center solutions provided by a single vendor that combine the numerous point-specific contact center technologies into one tightly integrated product. A unified suite solution has multiple advantages over point solution vendors, including limited integration, lower cost, higher reliability, greater efficiency and superior productivity. Unified suite solutions are gaining traction in the marketplace with small and mid-market contact centers and less mature geographies such as the Asia Pacific region as early adopters of unified suite solutions.
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
 We believe that the benefits of interaction management solutions are an important driver of the further transformation of the contact center. Interaction management capabilities in contact centers facilitate a more efficient engagement with the end customer and provide a bridge from the contact center to the rest of the enterprise. .

Our Solutions
We generate revenues by selling and licensing our software and hardware products, selling maintenance contracts and services to support our products and providing professional services that help customers identify and implement the appropriate contact center and interaction management solutions.
Contact Center Products and Applications
We offer a “one-stop-shop” for contact center solutions, delivering key components either in integrated suites or separate modules, tailored to suit customer preferences and requirements. Our unified communications applications for the contact center are internet protocol-based solutions that offer new ways to address particular customer interactions by delivering a specific combination of capabilities to improve contact center performance. Our platform products are categorized into four main product groups: Aspect Unified IP, Workforce Optimization, Back Office Optimization and Signature. We offer deployment flexibility to suit our customer needs; from the convenience of the cloud to the familiarity of on-premise or somewhere in between.
Aspect Unified IP
Built to scale from 10-agent to several-thousand-agent contact centers, our flagship contact center platform, Aspect Unified IP, is a Microsoft web services platform contact center solution that unites inbound, outbound, interactive voice response and internet contact capabilities like email and web chat while delivering robust queuing, routing, reporting and agent empowerment capabilities in a single solution. The unified platform requires less professional services to implement than alternative solutions as less computer telephony integration is required and provides customers with a lower total cost of ownership. Aspect Unified IP generated approximately $159 million of revenue (37% of our total revenue) for the year ended December 31, 2013.

In August 2013, we released the latest version of Aspect® Unified IP®, version 7.2. Aspect Unified IP version 7.2 is a next-generation customer contact solution that simplifies and flexibly manages customer interactions, producing operational efficiencies and cost savings. Organizations can engage customers at the right time and place with the right resources and capabilities, to effectively resolve customer issues and proactively address anticipated service needs, increase debt collections and boost sales revenues. Since we released Aspect Unified IP version 7.1 in August 2012, we have had over 506 Unified IP 7.1 or 7.2 deployments complete or in process.
Workforce Optimization
Built on a Microsoft standards-based platform, our workforce optimization solutions improve the management and efficiency of contact center customer contact activities. Examples of specific customer needs our workforce optimization products can support include coordination of customer self-service with live contact center agent assisted service; greater visibility, control and staffing efficiency in a multichannel, distributed customer contact environment; automation of early stage contact and a more effective past due customer account targeted collections strategy; and tools and processes to optimize resource utilization and foster a continuous improvement culture. Workforce Optimization products generated approximately $101 million of revenue (23% of our total revenue) for the year ended December 31, 2013.

Our Aspect Unified IP workforce optimization platforms directly address the challenges and expense associated with the previous generation of single vendor proprietary hardware architectures that required complex, expensive and resource- intensive computer telephony integration. Our objective is to upgrade our large signature installed base to our flagship Aspect Unified IP product over the next five years. We are also well positioned to up-sell our workforce optimizations capabilities into our signature installed base during this migration period.
Back Office Optimization
Aspect Back Office Optimizer provides the ability to distribute and redistribute work items (tasks) based on predicted task outcomes and real-time resource availability. The solution captures work from multiple sources and ensures work is allocated to the right individual, team, department and/or location based on resource availability,  backlog and desired service level outcome.
Signature Products
Our Signature products, which generated approximately $119 million of revenue (27% of our total revenue) in the year ended December 31, 2013, include all of the core technologies needed to operate a modern call center, including:
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
Predictive Dialer. Our predictive dialer, which we believe is a best-of-breed solution for outbound call centers, supports mission-critical customer contact operations that enable organizations to manage and decrease operating costs as well as attract and retain high-value customers through proactive customer care campaigns. The majority of our predictive dialer business focuses on debt collections and, according to Frost & Sullivan, we were #1 in sales of outbound call processing products by revenue in 2012.
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
The majority of our customers use these products and we anticipate they will be migrating in the coming years to our flagship Unified IP product.
Managed Services
Aspect’s Managed Services provides customers management and operational assistance for Aspect solutions. There are four distinct services offered:
Operation. Provides client services designed to help operate and manage a technology environment by reducing staffing costs and technology maintenance costs. This could include hosted or premise-based solutions or remotely through the cloud.
Optimization. Provides services designed to improve technology adoption with the goal of increasing the business value by optimizing the technology in place.
Hosting. Hosting the technology and/or owning the technology for the customer which helps reduce the customer’s capital costs.
Simplification. Provides a complex array of services bundled into a multi-year deal designed to reduce business complexity for the customer.
Cloud Solutions
Through strategic technology and licensing, Aspect has been able to bring to market pure SaaS-based solutions that will radically change the way business see the contact center, reducing the provisioning process from weeks to minutes, and making setup time faster than anything that has come before it. The effect will reduce our customers’ capital outlay while enabling them to experience the efficiency gains and cost reductions our award-winning solutions have delivered to thousands of Aspect customers.

Zipwire, announced in November of 2013, is a pure cloud, Software-as-a-Service-based ("SaaS") contact center solution from Aspect. Zipwire’s highly competitive feature set offers simplicity in provisioning, support and on-going operations. Designed to get a contact center up and running in hours or days as opposed to traditional software solutions that typically take months to deploy, Zipwire rapidly accelerates time-to-value for customers. Zipwire can be delivered through Aspect’s proven cloud and telecommunications infrastructure attained through our acquisition of Voxeo Corporation ("Voxeo") in July 2013 and can also be deployed within an enterprise’s private cloud network.
Qivox, acquired through the Voxeo purchase, is a hosted omni-channel communications platform for providing SaaS-based solutions for customer engagement management. The first of these solutions, which previously were available only in the United Kingdom, will be available globally in the first half of 2014, and will address mobile fraud prevention and automated payment collections.
Consulting and Support Services
We offer our consulting and support services and systems integration skills to help our customers plan, implement and support our solutions in the contact centers and across their entire enterprise. Our global professional and technical services team is comprised of business professionals and Microsoft certified experts and consisted of approximately 900 employees worldwide as of December 31, 2013. Our worldwide delivery capability helps customers with their critical business communications needs and is supported by management tools and technical support centers around the world. The services we offer include:

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
Microsoft Consulting Services. Leveraging our pool of Microsoft experts, this group provides strategic consulting and implementation for a wide variety of Microsoft products and solutions such as SharePoint, Lync, Microsoft Dynamics, and Business Intelligence. In addition to technical consultation and implementation, this group includes a Healthcare and an Education practice that provides targeted solutions for high-growth industries. With the introduction of next generation customer contact applications, that take advantage of both Aspect contact center technologies as well as Microsoft technology, this group is expanding its efforts to broaden Microsoft's utilization within the contact center.

Aspect Technical Services. Aspect Technical Services help ensure optimal operations and continuous system uptime by providing support services throughout the entire lifecycle of our relationship with our customers. Our engineers provide 24x7x365 follow-the-sun service via the telephone, internet-based self-service, email consultation, remote computer access and on-site service. Nearly 90% of new customers that purchase contact center solutions from us also purchase maintenance contracts. Through our maintenance relationships, we provide upgrades to installed software for customers under a maintenance contract and provide support to help ensure optimal operations. Annually renewable maintenance contracts accounted for 65% of our total revenue for the year ended December 31, 2013.The product updates and support we provide are valued by our customers as evidenced by our high annual retention rates.
Aspect Education Services. Aspect Education Services offers a variety of courses designed to provide contact center supervisors and administrators with the skills and knowledge needed to enhance productivity and improve customer satisfaction. Courses are offered online, at our worldwide training facilities and onsite at customer facilities.
Customers
Our customer base is diverse, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Our products are used in many verticals and industries in businesses around the world that have a significant amount of interaction with their customers, including financial services, telecommunications, technology, business process outsourcers, transportation, utilities, health care and government. We have more than 2,000 customers in more than 80 countries, and support approximately 1.4 million agents managing more than 100 million customer interactions a day.
Our customers include: American Airlines, American Express, British Airways, British Gas, Citigroup, Computer Sciences Corp., Discover Financial Services, FedEx, General Electric, Hilton Reservations Worldwide, JC Penney, Lands' End, Lloyds TSB, Southwest Airlines, The Royal Bank of Scotland, Verizon Wireless, U.S. Airways, VW Credit, and Wipro. No one customer represented more than 10% of our total revenue for the years ended December 31, 2013, 2012 and 2011. For customer geographic information, please see Note 26, “Segment Reporting,” to our audited consolidated financial statements in Item 8 of this Form 10-K.

We are a market leader in all core contact center technologies:

▪	A Visionairy in Gartner's Contact Center infrastructure magic quadrant (Source: Gartner, June 2013 “Magic Quadrant for Contact Center Infrastructure, Worldwide”)

▪	#1 in Work Force Management (Source: Pelorus Associates, October 2011 “2011 World Contact Center WFM Systems Market”)

▪	#1 in Outbound Dialer (Source: Frost and Sullivan, September 2013 “North American Market for Contact Center Systems” 2013 Global Outbound Dialing Systems Market Share Leadership Award)
Sales and Marketing
We have 296 sales personnel worldwide with 147 in North America, 52 in Asia Pacific, 74 in Europe and Africa and 23 in Latin America. We sell and market our products primarily through our direct sales force. We generate approximately 93%, 79% and 49% of our sales on a direct basis in the Americas, Europe and Africa, and in the Asia Pacific region, respectively. In addition to our direct sales, we sell our products through referral providers, resellers and distributors. Referral providers identify and engage with sales leads and transfer the relationship with the potential customer to our sales force in exchange for a finder's fee. Resellers sell our products but do not provide related services to the customers. Distributors sell our products and provide services and support related to our products. Our global sales force operates in over 40 cities in 22 countries across six continents.
We have formed a single global sales force that is cross-trained across our full product offerings and is in a position to understand the solutions required to address our customers' needs. The sales force is supported by a pre-sales group of solutions consultants that have an in-depth knowledge of all our products. In addition, we maintain a formal sales process that includes CRM software based tools and structured account development methodology. This allows us to track every opportunity by geography in real time and thus help us forecast early in the quarter if any weakness is predicted.
Product Development
We employ over 380 employees involved in product development including 179 engineers in research and development and follow a strict product lifecycle to ensure stringent process control. Our product lifecycle is a process that our cross-functional program teams use in the management of products and product releases. The process is followed from new program concept through introduction and provides a repeatable, predictable method that we believe enhances product quality and provides for predictable product delivery.
As part of our long term strategic alliance, the Aspect and Microsoft architecture and design teams work closely together to ensure our respective product features maximize our collective value proposition to customers and incorporate the latest capabilities from both development efforts.
For research and development costs for the past three fiscal years, please see our audited consolidated financial statements located in Item 8 of this Form 10-K.
Intellectual Property
We own a significant number of commercially important patents in the contact center industry and have over 750 patents and patents pending worldwide that are applicable across our entire platform of products for the contact center industry. We expect to continue to file new applications to protect our research and development investments in new technology and products and receive numerous patents each year. The duration of our patents is determined by the laws of the country of issuance and for U.S. patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the United States ("U.S.") and in foreign countries.
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
Our future revenue is dependent in large part upon our installed customer base continuing to license additional products, renew maintenance agreements, renew hosting and managed services agreements and purchase additional professional services, and any migration of our customers away from our products and services would adversely impact our operating results.
Our large installed customer base traditionally has generated a very substantial portion of our revenue. Our support, hosting and managed services strategies are under constant review and development to assist us in addressing our customers’ broad range of requirements. Success in achieving our business goals depends significantly on the success of our maintenance, hosting and managed services models and on our ability to deliver high-quality services. It is possible that existing customers will decide not to renew or reduce their contracts with us or not to purchase more of our products or services in the future, which could have a material adverse effect on our business and results of operations.

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
The majority of maintenance revenue from our installed base is attributable to customers using our legacy contact center products. While we have begun to migrate those customers to our newer software based products, the process will continue for a number of years. Customers who are very satisfied with their current products may be concerned about the risk of disrupting their businesses during a migration. In addition, most migrations require customers to invest in new hardware systems on which our newer products will be installed. Even if our newer products provide additional functionality or are more efficient, certain customers may delay migrations for fear of disruption and/or an unwillingness to invest their internal and financial resources.
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
Our Cloud-Based Applications Present Execution and Competitive Risks
We are devoting significant resources to extend our cloud-based alternative to our traditional, on-premises offerings. Certain competitors offer alternative cloud-based services. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a solid foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to certain software development costs, we may incur costs to build and maintain infrastructure to support cloud-based services. These costs could negatively impact our operating margins. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic,

•	improving the performance of our cloud-based services, and

•	continuing to enhance the attractiveness of our cloud-based platforms to partners.
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
We are subject to interest rate risk in connection with variable rate indebtedness. Interest rate changes could increase the amount of our interest payments and thus negatively impact our future earnings and cash flows. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5.0 million for each increase in interest rates of 1% once interest rates rise above our 1.75% LIBOR floor. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.
Business disruptions could affect our operating results.
A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems, or the critical business or information technology systems of our service providers, could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2013 we had 41 offices located in 21 countries. This included seven primary sales, research and development facilities located in India, the United Kingdom and the United States. Our real property portfolio consisted of aggregate floor space of approximately 628,800 square feet, all of which is leased. Most of the leases for our primary facilities will expire within the next 36 months with the exception of one month-to-month lease and one lease with a remaining term of six years. We believe that all of our facilities and equipment are in good condition and are well maintained.
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
The following table lists the number of record holders by each class of stock as of February 28, 2014:

Class of Equity Security	Holders
Class L voting ordinary shares	2
Class L non-voting ordinary shares	17
Class A-1 non-voting ordinary shares	10
Class A-2 non-voting ordinary shares	111
Item 6. Selected Financial Data
The following table sets forth selected financial data as of and for the last five fiscal years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. Over the last five fiscal years, we have acquired a number of companies including a majority interest in Bright Pattern in 2013, Voxeo Corporation in 2013, Corsidian entities in Brazil, Mexico and Puerto Rico and certain assets and liabilities of Corsidian's Columbia entity in 2011, and Quilogy, Inc. in fiscal 2010. The results of our acquired companies have been included in our consolidated financial statements since their respective dates of acquisition.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Net revenues	$436,778	$442,711	$515,600	$506,783	$478,414
Income from operations	56,680	64,473	109,524	106,532	105,278
Net income (loss)	5,521	(1,556)	39,125	21,236	16,200
Cash and cash equivalents	28,222	82,365	141,339	86,370	51,301
Total assets	981,861	875,406	993,310	984,745	958,534
Total debt	770,079	711,463	789,683	801,147	800,500
Total liabilities	1,026,630	932,282	1,050,779	1,078,801	1,078,148
Total shareholders' deficit	(44,769)	(56,876)	(57,469)	(94,056)	(119,614)

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
Acquisitions
On October 4, 2013, we acquired a 51% interest in Bright Pattern, a leading provider of next generation cloud-based contact center and customer experience management solutions for $6.7 million. We concurrently entered into a reseller agreement which grants us the right to market and distribute Bright Pattern's products and services. Our investment in Bright Pattern led to the November 2013 announcement of our cloud-based contact center offering, Zipwire, which provides the right blend of enterprise-grade functionality, reliability, and scalability not otherwise available in the industry. Bright Pattern had 34 employees and a negligible amount of annual revenue in 2012.
On July 25, 2013, we acquired Voxeo, a leading provider of hosted and on-premise IVR solutions and a leading platform provider for Communications Enabled Business Processes. The Voxeo acquisition significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. The purchase price was $145.0 million, subject to customary adjustments for items such as working capital, cash, and certain specified payments. We funded the acquisition purchase price by drawing $85.0 million of additional term loans and issuing an additional $25.0 million of second lien notes with the residual amount addressed from our cash on hand. Voxeo had 145 employees and annual revenue of approximately $44 million in 2012.
On February 4, 2013, we acquired a 10% interest in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom for $1.9 million. We concurrently entered into a reseller agreement which grants us the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. We must achieve minimum annual revenue targets to maintain the exclusivity rights and we were issued a conditional warrant to purchase up to 400,000 eg shares,which is approximately 2% of its current outstanding equity, at a price of 79 pence per share based upon annual revenue levels within the first two years of the agreement.

Results and Trends in 2013
Our orders increased more than 65% in 2013 compared to 2012, as we added 112 new logos in 2013. Orders for our off-premise (i.e. cloud-based and managed service deployments) continued to increase as a percent of total orders from a negligible percentage in 2012 to more than 40% in 2013. As cloud-based orders increase as a percentage of total orders, an increasing percentage of revenue is deferred from current revenue to hosted and managed services, resulting in lower revenues recognized for the current period and lower operating margins.
A key element of our 2013 strategy was expanding our product portfolio, primarily in relation to cloud-based offerings, through strategic investments and nearly $10 million of additional investment in research and development efforts. Since a larger portion of the orders received in 2013 were cloud-based and not recognized immediately, the combination of deferred recognition of a larger percent of orders and increasing operating expenses resulted in a decrease in our operating margin in 2013.

Outlook for 2014
During 2014 we expect total hosted and managed services revenue to increase by more than 3x. Additionally, we expect product revenues to continue to increase and we are focused on operational efficiencies to grow our services revenue and improve these margins in 2014. If the dollar amount and mix between on-premise and off-premise orders occur as forecasted, we expect total 2014 revenues to be significantly higher than 2013. The continued shift to cloud-based orders will result in orders received in the current period that will be recognized in future periods. We have announced the release of Zipwire, a new version of our cloud-based solution that is targeted to smaller contact centers with less complex implementations, and we are creating an inside sales organization to market to small contact centers. During 2014 we will invest in targeted operational efforts to migrate our existing customers, expand our cloud offerings, grow our managed services business and increase awareness and adoption of our fraud detection applications available through Qivox, which was acquired as part of our investment in Voxeo.
We have identified certain items that management uses as performance indicators to manage our business, including revenue and Adjusted EBITDA, and we describe these items further below.

Financial Summary
The following table sets forth, for the periods presented, our results of operations expressed in dollars and as a percentage of net revenue. In the table below and throughout this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” consolidated statements of income data for the years ended December 31 2013, 2012 and 2011 have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The information contained in the table below should be read in conjunction with our consolidated financial statements and the related notes.

(Dollars in millions)	Years Ended December 31,			Years Ended December 31
	2013	2012	2011	2013	2012	2011
Net revenues	$436.8	$442.7	$515.6	100%	100%	100%
Total cost of revenues	174.7	175.7	206.4	40%	40%	40%
Gross profit	262.1	267.0	309.2	60%	60%	60%
Operating expenses	205.4	202.6	199.7	47%	46%	39%
Income from operations	56.7	64.5	109.5	13%	15%	21%
Interest and other expense, net	(70.4)	(67.7)	(66.1)	(16)%	(15)%	(13)%
(Loss) income before income taxes	(13.7)	(3.2)	43.4	(3)%	(1)%	8%
(Benefit from) provision for income taxes	(19.2)	(1.6)	4.3	(4)%	—%	1%
Net income (loss)	5.5	(1.6)	39.1	1%	(1)%	7%
Less: Net loss attributable to noncontrolling interest	(0.4)	—	—	—%	—%	—%
Net income (loss) attributable to Aspect Software Group Holdings Ltd.	$5.9	$(1.6)	$39.1	1%	(1)%	7%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Years Ended December 31,
	2013	Change ($)	2012	Change ($)	2011
Income from operations	$56.7	$(7.8)	$64.5	$(45.0)	$109.5
Depreciation and amortization	37.3	(6.0)	43.3	(7.9)	51.2
Stock based compensation	0.5	—	0.5	(0.3)	0.8
Sponsor management fees	2.0	—	2.0	—	2.0
Other (1)	21.2	9.5	11.7	3.0	8.7
Adjusted EBITDA	$117.7	$(4.3)	$122.0	$(50.2)	$172.2

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenues
The following table presents the breakdown of net revenues between product, maintenance, services and hosting and managed services revenue:

(In millions)	Years Ended December 31,
	2013	Change ($)	2012	Change ($)	2011
Product revenue	$76.8	$6.1	$70.7	$(48.1)	$118.8
Maintenance revenue	262.0	(22.0)	284.0	(18.0)	302.0
Services revenue	79.4	(8.6)	88.0	(6.8)	94.8
Hosting & managed services revenue	18.6	18.6	—	—	—
Total revenue	$436.8	$(5.9)	$442.7	$(72.9)	$515.6
The increase in product revenue in 2013 when compared to the prior year is primarily related to a solid fourth quarter where our strategy to offset the decline in demand for our legacy Signature product sales with growth in Unified IP, new logos and Workforce Optimization up-sell opportunities materialized. Product revenue in the fourth quarter of 2013 was 50% higher than the prior year quarter. During 2013, our product revenue was negatively impacted by our customers shifting away from on-premise deployment to either hosted or managed services deployment models. For example, during 2013 we had two significant customers opt for multi-year hosting and managed services agreements with aggregate contract values of more than $15 million each. Hosted offerings allow capital investment cautious customers the opportunity to delay cash outflow by switching from up front license fees to a recurring service. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
The decline in product revenue in 2012, when compared to the prior year is primarily related to several significant expansion orders and extraordinarily large one time dialer migrations that occurred in 2011. With the majority of migrations of our Dialer customer base to Unified IP completed, we are in the process of migrating our ACD customers, but we continued to experience lengthening decision and approval cycles as economic uncertainty had resulted in customers remaining cautious with capital investments.
We have experienced reductions in our maintenance revenue during 2013 and 2012 as our customers consolidated due to license decommissioning resulting from agent downsizing and we have also experienced competitive displacements. In some cases our customers began migrating to the competitive platform in previous years and completed the migration during 2013.
Hosting and managed services revenue during 2013 represents the acquired Voxeo business as well as recurring revenue from customers that outsource management of their call center hardware and software to us and Aspect's hosted business. Our acquisition of Voxeo significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. We expect this revenue stream to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses.
The decline in services revenue in 2013 is primarily the result of the timing of our product revenue volume closing late in 2013 as our revenue from customers purchasing installation services lags their product order. The decline in services revenue in 2012 is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
For information regarding net revenue by geographic region see Note 26 of Item 8 of this Annual Report on Form 10-K.

Cost of Revenues
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Years Ended December 31,
	2013	Change ($)	2012	Change ($)	2011
Cost of product revenue	$20.5	$(2.8)	$23.3	$(8.6)	$31.9
Cost of maintenance revenue	69.6	(4.2)	73.8	(11.4)	85.2
Cost of services revenue	70.4	(2.6)	73.0	(4.1)	77.1
Cost of hosting & managed services revenue	8.1	8.1	—	—	—
Amortization expense for acquired intangible assets	6.1	0.5	5.6	(6.6)	12.2
Total cost of revenues	$174.7	$(1.0)	$175.7	$(30.7)	$206.4
The following table presents gross profit as a percentage of related revenue:

	Years Ended December 31,
	2013	Change (pts)	2012	Change (pts)	2011
Product gross margin	73.0%	6.0	67.0%	(6.1)	73.1%
Maintenance gross margin	73.5%	(0.6)	74.1%	2.3	71.8%
Services gross margin	10.4%	(6.1)	16.5%	(2.2)	18.7%
Hosting & managed services margin	56.4%	N/A	—%	—	—%
Product gross margin in 2012 were unfavorably impacted by approximately $2.3 million of additional excess and obsolete inventory reserves recorded during 2012. The increase in inventory reserves related to excess Signature inventory on hand based upon the significant decrease in anticipated future sales of our Signature product. In addition, product gross margin improved in 2013 when compared to the prior year resulting from a slight shift in the composition of our product revenue mix. Our Unified IP and Workforce Optimization products have considerably less hardware costs than our legacy Signature products, which results in more favorable gross margins for these product offerings.
Maintenance and services gross margins were unfavorably impacted by lower volume in 2013 when compared to the prior year. As many of our costs are fixed, volume declines affect our ability to leverage these costs. During the first quarter of 2012 we redesigned the structure of our support and professional services organizations to realign, invest and hire the skill sets necessary to better meet customer experience expectations. These actions had a favorable impact on our maintenance and services gross margins in 2012 as they reduced our total headcount in these organizations by approximately 10% year over year. These cost saving initiatives were more than offset by the reduced volume of services revenue which did not allow us to leverage our fixed costs.
Cost of hosting and managed services during 2013 represents costs related to the acquired Voxeo business as well as Aspect on Demand. These costs primarily include recurring telecommunications costs, royalties, labor and overhead costs to manage our customers’ call center hardware and software.
During 2013, amortization expense for acquired intangible assets increased as compared to the prior year as the result of the Voxeo acquisition. Amortization expense for acquired intangible assets in 2012 decreased as compared to the same period in the prior year as the result of certain assets becoming fully amortized.
Operating Expenses

(In millions)	Years Ended December 31,
	2013	Change ($)	2012	Change ($)	2011
Research and development	$50.2	$9.6	$40.6	$2.1	$38.5
Selling, general and administrative	131.8	2.9	128.9	0.8	128.1
Amortization expense for acquired intangible assets	23.4	(7.3)	30.7	0.2	30.5
Restructuring charges	—	(2.3)	2.3	(0.3)	2.6
Total	$205.4	$2.9	$202.5	$2.8	$199.7
The increase in research and development expenses for 2013 and 2012, is primarily related to an increase in headcount of approximately 10% in 2013 and 15% in 2012 year over year. We increased our research and development spend in 2013 and

2012 as we sought to expand our product development portfolio with next generation customer contact solutions. Customer contact solutions are evolving with consumers to provide multichannel interactions utilizing unified communications and collaboration platforms to improve agent productivity and customer satisfaction. These additional investments during 2012 were partially offset by lower employee incentive plan expenses, which are driven by our actual financial results relative to established targets.
The increase in selling, general and administrative expenses and amortization expense for acquired intangibles in 2013 as compared to 2012 is primarily related to third party costs related to our Voxeo acquisition.
Amortization expense for acquired intangible assets in 2013 decreased as compared to the same period in the prior year as certain assets became fully amortized.
Restructuring charges during 2012 consisted of the aforementioned realignment of our support organization as well as a workforce reduction in response to a decline in revenue volume. In addition, we incurred restructuring charges relating to reducing our office space in the United Kingdom during 2012.
Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Years Ended December 31,
	2013	Change ($)	2012	Change ($)	2011
Interest expense, net	$71.6	$5.9	$65.7	$(2.2)	$67.9
Exchange rate (gain) loss	(0.6)	(3.5)	2.9	4.1	(1.2)
Other (income) expense, net	(0.6)	0.3	(0.9)	(0.3)	(0.6)
Total interest and other expense, net	$70.4	$2.7	$67.7	$1.6	$66.1
Interest expense for 2013 increased as compared to the prior year period due to increased debt levels resulting from $85.0 million of incremental delayed draw term loan and $25.0 million of issued second lien notes to partially fund the Voxeo acquisition. Interest expense for 2012 decreased as compared to the prior year periods due to lower debt levels resulting from $78.3 million of principal payments made during 2012.
We experienced an exchange rate gain in the years ended December 31, 2013 and 2011 compared to losses in 2012 , as the United States dollar strengthened against foreign currencies in 2012.
Income Taxes
The following table presents (benefit from) provision for income taxes and the effective tax rate:

(Dollars in millions)	Years Ended December 31,
	2013	Change	2012	Change	2011
(Benefit from) provision for income taxes	$(19.2)	$(17.6)	$(1.6)	$(5.9)	$4.3
Effective tax rate	140.3%	89.1 pts	51.2%	41.3 pts	9.9%

The increase in benefit from income taxes for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily due to a significant release of a portion of the valuation allowance on our United States deferred tax assets as the result of our Voxeo acquisition as we determined these deferred tax assets are more likely than not realizable.

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
A condensed statement of cash flows for the years ended December 31, 2013, 2012 and 2011 follows:

(In millions)	Years Ended December 31,
	2013	2012	2011
Net cash provided by:
Net income (loss)	$5.5	$(1.6)	$39.1
Adjustments to net income (loss) for non-cash items	16.8	51.1	45.4
Changes in operating assets and liabilities	(9.9)	(24.9)	3.0
Operating activities	12.4	24.7	87.5
Investing activities	(158.2)	(5.1)	(17.2)
Financing activities	92.3	(80.4)	(11.4)
Effect of exchange rate changes	(0.6)	1.8	(4.0)
Net change in cash and cash equivalents	(54.1)	(59.0)	54.9
Cash and cash equivalents at beginning of period	82.4	141.3	86.4
Cash and cash equivalents at end of period	$28.2	$82.4	$141.3
Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2013 as compared to December 31, 2012 was primarily due to increased interest payments and acquisition related expenses during 2013.

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
Net Cash Used In Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 primarily consisted of our $142.1 million acquisition of Voxeo, $6.7 million investment in Bright Pattern and $1.9 million investment in eg. Net cash used in investing activities for the year ended December 31, 2013 also included $11.1 million of capital expenditures compared to $5.1 million in the prior year. This additional investment in 2013 is primarily related to the establishment of our corporate headquarters in Phoenix, Arizona as well as an initiative to revitalize each of our existing office spaces.

Net cash used in investing activities for the year ended December 31, 2011 primarily consisted of $12.9 million of cash paid for the Corsidian acquisition, net of cash acquired.
Net Cash Used In Financing Activities
Net cash used in financing activities for the year ended December 31, 2013 represented $110.0 million of additional debt to fund a portion of our Voxeo acquisition partially offset by scheduled principal payments under our debt facilities and debt issuance fees.
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
The facility consists of a $500.0 million term loan facility maturing on May 7, 2016 and a $30.0 million revolving credit facility maturing on May 7, 2014. On July 2, 2013, we amended our term loan facility to provide an $85.0 million incremental delayed draw senior secured term loan facility (“Delayed Draw Facility”). On July 25, 2013, we utilized the Delayed Draw Facility to fund a portion of the Voxeo acquisition
All borrowings under the facilities are subject to the accuracy of representations and warranties in all material respects and the absence of default or event of default. As of December 31, 2013 we had a principal amount of $475.1 million, outstanding under the term loan facility and $20.0 million available under the revolving credit facility. As of December 31, 2012 we had a principal amount of $413.0 million outstanding under the term loan facility and $30.0 million available under the revolving credit facility.
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
We are required to make quarterly principal payments on our term loan facility in the amounts of $6.1 million through December 31, 2015, $1.525 million through March 31, 2016, with the remaining amount due at maturity. In the event of a prepayment of principal, the required quarterly principal payments for the year following the payment are not required to the extent that the prepayment offsets such required payments. To the extent that the prepayment exceeds the following year's required principal payments, the residual amount is ratably allotted to subsequent scheduled principal payments. The revolving facility matures and is required to be repaid in full on May 7, 2014.
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement. In addition we must use a percentage of our annual excess cash flow, as defined. The percentage is determined based on our leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2013 and 2012, this calculation did not result in a mandatory prepayment.
The credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. We were in compliance with these covenant requirements as of December 31, 2013. Based on our annual operating plan for 2014, we believe we will be in compliance with the financial covenants during 2014. If the Company is unable to maintain compliance with such covenants and the lenders do not waive the event of non-compliance, the lenders may accelerate payment of the debt.
The facility also limits our ability to make capital expenditures in excess of $15.0 million in any fiscal year, provided however, that we may carry forward unused amounts of our capital expenditures allowance to the next succeeding fiscal year.
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

 Senior Notes
We have $320.0 million in aggregate principal amount of senior secured notes outstanding as of December 31, 2013. We pay interest on the notes semi-annually at an annual interest rate of 10  5/8%. The senior secured notes are due in full at maturity on May 15, 2017.
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
Other Long-Term Debt
In connection with our acquisition of Quilogy in January 2010, we assumed an existing promissory note with Microsoft with a face value of approximately $6.5 million. No interest is payable on the note unless an event of default occurs, at which point the note will bear interest at 12% per annum. In addition to certain customary terms of default, we will be in default if we terminate our Technical & Business Collaboration Agreement with Microsoft for any reason other than certain reasons specified in the agreement. This promissory note was amended in February 2010 whereby Microsoft forgave $1.5 million of the note upon its acceptance of a plan by us to spend $1.5 million for the purpose of advancing our partnership with Microsoft and deploying Microsoft products. A principal payment of $1.5 million was made in April 2011, leaving the remaining $3.5 million of principal due on April 1, 2014.
Contractual Cash Obligations and Commitments
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. Other than operating leases that are detailed below, we do not utilize variable interest entity financing or any other form of off-balance sheet financing. As of December 31, 2013, our contractual cash obligations and commercial commitments over the next several periods are set forth below.

	Payments Due by Period
(in thousands)	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
Debt(1)	$809,300	$37,900	$451,400	$320,000	$—
Operating leases(2)	34,804	8,816	14,147	8,252	3,589
Total	$844,104	$46,716	$465,547	$328,252	$3,589

(1)
Amounts shown in the table above exclude interest in an aggregate amount of approximately $192.1 million that will become due over the expected term of our existing credit facilities based on interest rates in effect at December 31, 2013.

(2)
We enter into operating leases in the normal course of business. Most lease arrangements provide us with the option to renew the leases at defined terms. The future operating lease obligations would change if we were to exercise these options, or if we were to enter into additional new operating leases. As of December 31, 2013, we had 51 operating leases, which expire from 2014 to 2021.

In addition to the amounts set forth in the table above, we have contractual obligations to pay royalties to certain third-party technology companies based upon our future licensing of their products and patented technologies. We cannot estimate what these future amounts will be; however, we expect them to increase as our product revenues continue to grow.
Off-Balance Sheet Arrangements
Except as set forth above in the contractual obligations table, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2013.
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

We estimated the fair value of our single reporting unit using both an income approach and a market approach. The discounted cash flow model used in our income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and exit multiples. To estimate fair value, we discount the expected cash flows of our single reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of our model and apply an exit multiple assumption. We incorporate the present value of the resulting terminal value into our estimate of fair value. We forecasted cash flows for our single reporting unit and took into consideration current economic conditions and trends, estimated future operating results, our view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the industry and product evolution from a technological segment basis. Macro-economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond our control could have a positive or negative impact on achieving our targets. We forecasted a return to revenue growth in 2014 in our discounted cash flow model. If actual results differ materially and adversely from the forecast used in the valuation, our determination of fair value and conclusions on goodwill impairment could be negatively affected. More specifically, the following factors could have a negative impact on our estimated fair value; we are not successful in migrating our Automatic Call Distributor customers to Unified IP, we are not successful against competitors in attaining our targeted new customers, maintenance retention rates deteriorate, research and development investments do not materialize, amongst a more comprehensive list of risks and uncertainties which are discussed further in Item 1A. Risk Factors.
Revenue Recognition
We derive our revenue from (i) product revenues, which typically include perpetual software licenses and hardware, (ii) service revenues, which include software license updates and product support, installation, consulting and education and (iii) hosting and managed services revenues, which include subscription fees for access to and use of our on-demand applications.

Revenues from products and services have been derived from sales to end users through our direct sales force, distributors and resellers.
We recognize revenue from the sale of software licenses and hardware (the “Product”) when persuasive evidence of an arrangement exists, the Product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue recognition for software licenses with multiple-element arrangements generally requires recognition of revenue using the residual method. Under the residual method, the portion of the total arrangement fee attributable to undelivered elements is deferred based upon its vendor-specific objective evidence (“VSOE”) of fair value, or the stated amount if higher, and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally Product.
Certain of our multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, we believe the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, we allocate the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We generally expect that we will not be able to establish TPE due to the nature of the products sold and the markets in which we competes, and therefore rely upon VSOE or ESP in allocating the arrangement's arrangement fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. We have established VSOE for support and maintenance services, certain professional services, and education services.
ESP reflects our best estimate of what the selling prices of elements would be if they were sold regularly on a standalone basis. ESP is based upon all reasonably available information including both market data and conditions and entity-specific factors. These factors include market trends and competitive conditions, product maturity, differences related to geography, distribution channel, deal size, and cumulative customer purchases. We have established ESP for software licenses, hardware and subscriptions and review them annually or more frequently when a significant change in our business or selling practices occurs.
Delivery generally occurs when the Product is delivered to a common carrier at our loading dock unless title and risk of loss transfers upon delivery to the customer. In sales transactions through a distributor or reseller, we generally recognize revenues upon shipment to the distributor, reseller or identified end user, as applicable.
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
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. We believe our professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, our hosted offerings have standalone value as such offerings are often sold separately.
Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, educational services and hosting prior to satisfying the revenue recognition criteria related to those payments.The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable hosting and managed services agreements. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
We record our estimate for customer returns or other customer allowances as a reduction in revenues. In determining our revenue reserve estimate, and in accordance with internal policy, we rely on historical data and known returned goods in transit. These factors, and unanticipated changes in the economic and industry environment, could cause our return estimates to differ from actual results.
Business Combinations
We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•
future expected cash flows from software license sales, cloud software subscriptions contracts, hardware systems product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

We estimate the fair values of cloud software subscriptions, software license updates and product support and hardware systems support obligations assumed. The estimated fair values of these performance obligations are determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the obligations are based on the historical direct costs related to providing the services including the correction of any errors in the products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the performance obligations. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the performance obligations prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition. Historically, substantially all of our customers, including customers from acquired companies, renew their software license updates and product support contracts when the contracts are eligible for renewal and we strive to renew cloud software subscriptions and hardware systems support contracts. To the extent cloud software subscriptions, software support or hardware systems support contracts are renewed, we will recognize the revenues for the full values of the contracts over the contracts’ periods, which are generally one year in duration.
For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period in order to obtain sufficient information to assess whether we include these contingencies as a part of the fair value estimates of assets acquired and liabilities assumed and, if so, to determine their estimated amounts.
If we cannot reasonably determine the fair value of a pre-acquisition contingency (non-income tax related) by the end of the measurement period, which is generally the case given the nature of such matters, we will recognize an asset or a liability for such pre-acquisition contingency if: (i) it is probable that an asset existed or a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. Subsequent to the measurement period, changes in our estimates of such contingencies will affect earnings and could have a material effect on our results of operations and financial position.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.
Stock-Based Compensation
At December 31, 2013 we had two stock-based employee compensation plans. The fair value of ordinary shares is determined by our management and approved by the board of directors. In the absence of a public trading market for our stock, our management and board of directors consider objective and subjective factors in determining the fair value of ordinary shares, including a fair value analysis prepared by an independent third-party valuation firm, dividend rights and voting control attributable to then-outstanding stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.
We generally use the Black-Scholes option pricing model to determine the fair value of stock options granted. We recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. As there is no public market for our ordinary shares, we determined the volatility for options granted based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. We do not anticipate paying cash dividends in the future on our ordinary shares; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate of 23%, 24% and 13% for the years ended December 31, 2013, 2012 and 2011, respectively in determining the expense recorded in our consolidated statements of operations relating to our 2003 Share Purchase and Option Plan (“2003 Option Plan”). For options granted under the Second Amended and restated 2004 Option Plan (“2004 Option Plan”), we have deferred recognition of compensation expense until a liquidity event occurs, causing the options to become exercisable. The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.29%	0.77%	1.40%
Expected volatility	37.00%	49.00%	48.80%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.33	$0.80	$0.98
As of December 31, 2013, there was $0.5 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 3.17 years. In addition, as of December 31, 2013, there was $10.6 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of 2014 is not anticipated to have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk primarily relates to our senior secured credit facility. Interest to be paid on our first lien debt is at a floor of 1.75% or USD LIBOR, plus 5.25%. We are able to select the USD LIBOR rate based upon a 1 month, 3 month or 6 month interval, at our option. Our next date to elect our USD LIBOR rate is May 7, 2014. The published USD LIBOR rate is subject to change on a periodic basis. Recently, interest rates have trended downwards in major global financial markets, stabilizing at relatively low levels over the past year. If these interest rate trends were to reverse, this would result in increased interest expense as a result of higher LIBOR rates. We currently estimate that our annual interest expense on our floating rate indebtedness under our senior secured credit facility would increase by approximately $5.0 million for each increase in interest rates of 1%, however this estimate does not give effect to the fact that until interest rates rise above our 1.75% floor there will be no impact on our interest expense.
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
Market Risk
Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. We sell our products primarily to large organizations in diversified industries worldwide. We perform ongoing credit evaluations of our customers' financial condition and generally do not require our customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in our accounts receivable. No single customer accounted for 10% or more of accounts receivable as December 31, 2013 and 2012 or net revenues during the years ended December 31, 2013, 2012 and 2011.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Aspect Software Group Holdings Ltd.
We have audited the accompanying consolidated balance sheets of Aspect Software Group Holdings Ltd. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Software Group Holdings Ltd. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 31, 2014

Aspect Software Group Holdings Ltd.
Consolidated Balance Sheets

	December 31,
(in thousands, except par value and share amounts)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$28,222	$82,365
Accounts receivable, net	60,385	54,042
Deferred tax assets	9,197	2,798
Other current assets	21,020	20,901
Total current assets	118,824	160,106
Property, plant, and equipment, net	18,467	12,559
Intangible assets, net	72,832	37,635
Goodwill	749,397	640,399
Other assets	22,341	24,707
Total assets	$981,861	$875,406
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$9,666	$8,573
Current portion of long-term debt (1)	37,851	—
Accrued liabilities	61,967	57,732
Deferred revenues	76,670	82,174
Total current liabilities	186,154	148,479
Deferred tax liabilities	29,339	28,239
Long-term deferred revenue	4,455	7,145
Long-term debt (2)	770,079	711,463
Other long-term liabilities	36,603	36,956
Total liabilities	1,026,630	932,282
Commitments and contingencies (Note 20 and Note 23)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,065,951 shares issued	4	4
Additional paid-in capital	14,708	14,205
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,448)	(4,142)
Accumulated deficit	(55,684)	(61,600)
Total Aspect Software Group Holding's Ltd. shareholders’ deficit	(50,763)	(56,876)
Noncontrolling interest	5,994	—
Total shareholder's deficit	(44,769)	(56,876)
Total liabilities and shareholders’ deficit	$981,861	$875,406

(1)	$3.5 million held by a minority shareholder as of December 31, 2013.

(2)	$50.0 million held by a related party as of December 31, 2013 and December 31, 2012. $3.5 million held by a minority shareholder as of December 31, 2012. —see Note 12.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net revenues:
Product revenue	$76,779	$70,684	$118,810
Maintenance revenue	261,973	284,024	302,034
Services revenue	79,441	88,003	94,756
Hosted and managed services revenue	18,585	—	—
Total net revenues	436,778	442,711	515,600
Cost of revenues:
Cost of product revenue	20,458	23,349	31,934
Cost of maintenance revenue	69,520	73,743	85,132
Cost of services revenue	70,449	73,042	77,137
Cost of hosted and managed services revenue	8,131	—	—
Amortization expense for acquired intangible assets	6,114	5,549	12,178
Total cost of revenues	174,672	175,683	206,381
Gross profit	262,106	267,028	309,219
Operating expenses:
Research and development	50,217	40,648	38,534
Selling, general and administrative	131,898	128,891	128,051
Amortization expense for acquired intangible assets	23,357	30,734	30,515
Restructuring (credits) charges	(46)	2,282	2,595
Total operating expenses	205,426	202,555	199,695
Income from operations	56,680	64,473	109,524
Interest and other expense, net	(70,379)	(67,663)	(66,100)
(Loss) income before income taxes	(13,699)	(3,190)	43,424
(Benefit from) provision for income taxes	(19,220)	(1,634)	4,299
Net income (loss)	5,521	(1,556)	39,125
Less: Net loss attributable to noncontrolling interest	(395)	—	—
Net income (loss) attributable to Aspect Software Group Holdings Ltd.	$5,916	$(1,556)	$39,125
Aspect Software Group Holdings Ltd.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss)	$5,521	$(1,556)	$39,125
Change in cumulative translation adjustment	(306)	1,622	(3,478)
Comprehensive income	$5,215	$66	$35,647
Comprehensive loss attributable to noncontrolling interest	(395)	—	—
Comprehensive income attributable to Aspect Software Group Holdings Ltd.	5,610	66	35,647

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Shareholders’ Deficit
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Shares		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Group Holdings Ltd. Shareholder's Deficit	Non-controlling Interest	Total Shareholder's Deficit
	Shares	Par Value		Shares	Cost
Balance at December 31, 2010	233,242,948	$4	$11,369	(4,152,775)	$(3,549)	$(425)	$(2,286)	$(99,169)	$(94,056)	$—	$(94,056)
Net income	—	—	—	—	—	—	—	39,125	39,125	—	39,125
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(3,478)	—	(3,478)	—	(3,478)
Issuance of ordinary shares	1,823,003	—	557	—	—	—	—	—	557	—	557
Repurchase of common stock	—	—	—	(790,595)	(1,369)	—	—	—	(1,369)	—	(1,369)
Tax provision for stock plans	—	—	926	—	—	—	—	—	926	—	926
Stock-based compensation expense	—	—	826	—	—	—	—	—	826	—	826
Balance at December 31, 2011	235,065,951	4	13,678	(4,943,370)	(4,918)	(425)	(5,764)	(60,044)	(57,469)	—	(57,469)
Net loss	—	—	—	—	—	—	—	(1,556)	(1,556)	—	(1,556)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	1,622	—	1,622	—	1,622
Stock-based compensation expense	—	—	527	—	—	—	—	—	527	—	527
Balance at December 31, 2012	235,065,951	4	14,205	(4,943,370)	(4,918)	(425)	(4,142)	(61,600)	(56,876)	—	(56,876)
Net income (loss)	—	—	—	—	—	—	—	5,916	5,916	(395)	5,521
Purchase of shares from noncontrolling interest	—	—	—	—	—	—	—	—	—	6,389	6,389
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(306)	—	(306)	—	(306)
Stock-based compensation expense	—	—	503	—	—	—	—	—	503	—	503
Balance at December 31, 2013	235,065,951	$4	$14,708	(4,943,370)	$(4,918)	$(425)	$(4,448)	$(55,684)	$(50,763)	$5,994	$(44,769)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,521	$(1,556)	$39,125
Reconciliation of net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	7,785	6,981	8,486
Amortization expense for acquired intangible assets	29,471	36,283	42,693
Non-cash interest expense	6,038	4,080	4,140
Recognition of minority shareholder loan forgiveness	—	—	(750)
Non-cash compensation expense	503	527	826
Increase (decrease) to accounts receivable allowances	774	3,060	(283)
Deferred income taxes	(27,756)	197	(8,744)
Tax benefit from for stock plans	—	—	(926)
Changes in operating assets and liabilities:
Accounts receivable	(63)	2,887	19,723
Other current assets and other assets	7,329	2,747	(6,668)
Accounts payable	20	(8,573)	(6,771)
Accrued liabilities and other liabilities	(5,739)	(18,988)	643
Deferred revenues	(11,480)	(2,933)	(4,004)
Net cash and cash equivalents provided by operating activities	12,403	24,712	87,490
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(145,173)	—	(12,865)
Purchases of property and equipment	(11,132)	(5,060)	(4,338)
Purchase of investment	(1,873)	—	—
Net cash and cash equivalents used in investing activities	(158,178)	(5,060)	(17,203)
Cash flows from financing activities:
Borrowings under long-term debt	130,000	—	—
Repayment of borrowings	(32,200)	(78,250)	(11,500)
Debt issuance costs in connection with borrowings	(5,538)	(2,152)	—
Tax benefit from stock plans	—	—	926
Repurchase of common stock	—	—	(820)
Proceeds received from issuance of ordinary shares	—	—	7
Net cash and cash equivalents provided by (used in) financing activities	92,262	(80,402)	(11,387)
Effect of exchange rate changes on cash	(630)	1,776	(3,931)
Net (decrease) increase in cash and cash equivalents	(54,143)	(58,974)	54,969
Cash and cash equivalents:
Beginning of year	82,365	141,339	86,370
End of year	$28,222	$82,365	$141,339
Supplemental disclosure of cash flow information
Cash paid for interest	$66,017	$62,262	$60,455
Cash paid for income taxes	$2,750	$10,851	$13,721

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
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules of the U.S. Securities and Exchange Commission. The accompanying consolidated financial statements include amounts of Aspect Software and its wholly owned subsidiaries. Noncontrolling interest is reported as a separate component of Consolidated Statements of Shareholder's Deficit for all periods presented. The noncontrolling interests in our Net Income (Loss) have been excluded from Net Income (Loss) Attributable to Aspect Software Group Holdings Ltd. in our Consolidated Statements of Operations. All intercompany amounts have been eliminated in consolidation.
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
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of 2014 is not anticipated to have a material impact on the Company’s financial position or results of operations.
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
Hosting and managed services revenue reflects subscription and other recurring revenues which includes fees for access rights to software solutions offered under a subscription-based delivery model where the users do not take possession of the software. Under this model, the software applications are hosted by us or by a third party and the customer accesses and uses the software on an as-needed basis over the internet or via a dedicated line. The underlying arrangements typically (i) include a single fee for the service that is billed monthly, quarterly or annually, (ii) cover a period from 12 to 36 months and (iii) do not provide the customer with an option to take delivery of the software at any time during or after the subscription term. Hosting revenues are recognized ratably over the subscription term beginning on the commencement dates of each contract, which is the date the Company's hosting and managed services are made available to the customer. Professional services revenue for consulting or training services, when sold with hosted offerings, are accounted for separately if they have standalone value to the customer. The Company believes its professional services have standalone value because those services are sold separately by us and similar services are sold by other vendors. In addition, the Company’s hosted offerings have standalone value as such offerings are often sold separately.
Deferred revenues primarily represent payments received from customers for software licenses and updates, hardware, product support, installation services, educational services and hosting prior to satisfying the revenue recognition criteria related to those payments.The deferred revenue balance does not represent the total contract value of annual or multi-year, non-cancelable hosting and managed services agreements. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
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
NOTE 3—BUSINESS COMBINATIONS
BRIGHT PATTERN
On October 4, 2013, the Company acquired a 51% interest in Bright Pattern, a leading provider of next generation cloud-based contact center and customer experience management solutions. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute Bright Pattern's products and services. The investment in Bright Pattern led to Aspect’s release of Zipwire, which provides the right blend of enterprise-grade functionality, reliability, and scalability not otherwise available in the industry.
The total purchase price paid by the Company was $6.7 million. The acquisition of Bright Pattern was accounted for as a purchase of a business under ASC 805 Business Combinations. Accordingly, the results of Bright Pattern have been included in the consolidated financial statements since the date of acquisition with the non-controlling interest deducted to arrive at net income. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company's financial results.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary estimate of their fair values. The excess purchase price over those values was recorded as goodwill. The factors contributing to the recognition of goodwill were based upon the Company's determination that several strategic and synergistic benefits are expected to be realized from the combination. None of the goodwill is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were based on management's estimates and assumptions, and other information compiled by management. Purchased intangibles with finite lives will be amortized over the respective estimated useful life using a method that is based on estimated future cash flows, as the Company believes this will approximate the pattern in which the economic benefits of the asset will be utilized (approximately 5-7 years).

The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on information that was available as of the acquisition date.  Certain items, specifically the fair value of intangible assets, deferred taxes, and taxes payable may be subject to change as additional information is received and certain tax returns are filed.  Thus, the provisional measurements of fair value are subject to change.  The Company expects to finalize the valuation as soon as practicable, but no later than one year from the date of acquisition.   The total purchase price for Bright Pattern has been preliminary allocated as follows (in thousands):

Description	Amount
Current assets, including $3,541 of acquired cash	$3,651
Goodwill	3,899
Customer relationships	690
Tradename and Trademarks	350
Technology	5,550
Total assets acquired	14,140
Current liabilities	(1,101)
13,039
Less: noncontrolling interest	(6,389)
Net assets acquired	$6,650

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

The total purchase price for Voxeo was allocated as follows (in thousands):

Description	Amount
Current assets, including $2,944 of acquired cash	$13,331
Property and equipment	2,625
Goodwill	105,726
Customer relationships	30,400
Tradename and Trademarks	5,000
Non-competition agreements	800
Technology	22,100
Other long-term assets	44
Total assets acquired	180,026
Current liabilities	(11,626)
Deferred tax liabilities	(22,460)
Other long-term liabilities	(932)
Net assets acquired	$145,008
In connection with the acquisition of Voxeo, $17.6 million was placed in escrow in connection with the seller's obligation to indemnify the Company for the outcome of potential contingent liabilities and the final net working capital adjustment.
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
In connection with the acquisition of Corsidian, $10.1 million was placed in escrow in connection with the seller's obligation to indemnify the Company for the outcome of potential contingent liabilities relating to certain tax matters, including uncertain tax positions and for certain acquired accounts receivable the Company deemed at risk of collection. The Company has recognized certain of the contingent liabilities deemed probable of occurrence and an indemnification asset relating to the escrowed amount. As of December 31, 2013, approximately $3.2 million remained in escrow subject to negotiation settlements and a five year release schedule.
NOTE 4—EQUITY
Ordinary Shares
The Company has authorized a total of 1,000,000,000 ordinary shares with a par value of $0.00001 per share in the following classes of shares. The liquidation values of these shares were zero at December 31, 2013 and December 31, 2012. The Company held 1,478,261 of Class L shares, 2,674,514 of Class A-1shares and 790,595 of Class A-2 shares in treasury at December 31, 2013 and December 31, 2012.   The following table summarizes the Company's ordinary shares by class as of December 31, 2013 and December 31, 2012:

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
Restricted Shares
In connection with an acquisition in 2004, the Company granted Class L non-voting restricted shares to certain former employees of the acquired entity. The total number of shares issued was 1,153,450 at a per share fair value of $1.38. The shares become fully vested upon the earliest to occur of an initial public offering of the Company's equity securities, involuntary termination, or death. There were 103,810 and of these Class L non-voting shares unvested at December 31, 2013 and 2012. The Company has accounted for the issuance of the restricted shares as deferred compensation at an amount equal to the fair value of the shares issued at the original issuance date. Any unvested restricted shares will revert to the previous owner of the acquired business, if forfeited by the individual under certain circumstances. During 2012, the Company recorded compensation expense of $0.1 million in connection with the vesting of 103,810 shares relating to an involuntary employment termination. The Company did not record any compensation expense during 2013 or 2011 related to these restricted shares.
Unvested restricted shares are forfeitable upon termination of a restricted shareholder's service as an employee under certain circumstances. Vested restricted shares are subject to repurchase under certain circumstances up through the date of a change in control, as defined. The Company did not repurchase any vested or unvested shares during 2013 or 2012.
 Investment Agreement
In March 2008, the Company entered into an investment agreement with a minority shareholder. In connection with the investment agreement, the Company received $5.0 million from the minority shareholder in exchange for 2,071,230 of the Company's Class A-2 Shares at a per share price of $2.414 (“Investment”). As part of this Investment, the Company agreed to certain terms and conditions with the minority shareholder that allow the minority shareholder the right of first offer for an asset or equity sale of the Company, the right of first refusal for an asset or equity sale of the Company, and protective provision rights with any similar class shares. The minority shareholder also has a put right that would be enforced only if the Company breached any material term with respect to the representations and warranties of the investment. The period of each of the other company's rights expired on March 16, 2013.
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
Stock Option Plans
The Company maintains two stock option plans. The 2003 Share Purchase and Option Plan (“2003 Option Plan”) provides for the grant of options to purchase up to 70,000,000 shares of the Company's ordinary shares. Under the 2003 Option Plan, restricted stock and options may be granted for the purchase of Class A-1 shares, Class A-2 shares, and Class L non-voting shares. The Second Amended and Restated 2004 Option Plan (“2004 Option Plan”) provides for the grant of options to purchase shares of up to 20,000,000 Class A-2 shares. As of December 31, 2013, 57,049,489 shares were available for future grant under the Company's stock option plans.
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

The following table summarizes the Company's stock option activity under its two stock option plans during the year ended December 31, 2013:

	Number of Ordinary Shares Attributable to Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value(1) (In Thousands)
Outstanding as of December 31, 2012	17,128,724	$2.30	3.14	$267
Granted	8,375,252	2.19	—	—
Exercised	—	—	—	—
Cancelled	(6,841,309)	2.60	—	—
Outstanding as of December 31, 2013	18,662,667	$2.14	4.29	$2,122
Exercisable at December 31, 2013	4,332,953	$2.14	3.70	$508
Vested at December 31, 2013	13,829,363	$2.21	3.75	$2,077
Vested and expected to vest at December 31, 2013(2)	17,426,096	$2.17	4.16	$2,122

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company's ordinary shares on December 31, 2013 and the exercise price of the underlying options.

(2)
This represents the number of vested options as of December 31, 2013, plus the number of unvested options expected to vest, based on the number of unvested options outstanding as of December 31, 2013, adjusted for the estimated annual forfeiture rate of 23%.

At December 31, 2013, the Company had ordinary shares reserved for future issuance as follows:

Ordinary Shares
Options to purchase ordinary shares outstanding	18,662,667
Options to purchase ordinary shares available for future issuance	57,049,489
Warrants	2,105,458
Total	77,817,614
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
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted. The Company recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.
As there is no public market for its ordinary shares, the Company determined the volatility for options granted during 2013 and 2012 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies. The expected life of options has been determined utilizing the “Simplified” method, as there is not sufficient historical data of exercises to develop the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company does not anticipate paying cash dividends in the future on its ordinary shares; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate of 23%, 24% and 13% for the years ended December 31, 2013, 2012 and 2011, respectively in determining the expense recorded in the accompanying consolidated statements of operations relating to the 2003 Option Plan. For options granted under the 2004 Option Plan, the Company has deferred recognition of compensation expense until a contingent liquidity event occurs, causing the options to become exercisable.

The weighted-average assumptions utilized to determine the values of stock options granted using the Black-Scholes option pricing model are presented in the following table:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.29%	0.77%	1.40%
Expected volatility	37.0%	49.0%	48.8%
Expected life (in years)	4.58	4.58	4.58
Dividend yield	—	—	—
Weighted average fair value per share	$0.33	$0.80	$0.98
Stock-based compensation expense is reflected within the Company’s consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of services	$118	$26	$118
Research and development	174	21	56
Selling, general and administrative	211	480	652
Total	$503	$527	$826
As of December 31, 2013, there was $0.5 million of unrecognized compensation expense related to non-vested stock option awards granted under the 2003 Option Plan that is expected to be recognized over a weighted-average period of 3.17 years years. In addition, as of December 31, 2013, there was $10.6 million of unrecognized compensation expense related to contingently exercisable stock options granted under the 2004 Option Plan, which is being deferred until a contingent liquidity event occurs, as defined in the 2004 Option Plan.
NOTE 5—CASH
Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. In 2013 and 2012, cash equivalents primarily consisted of amounts held in an overnight interest bearing investment account. The carrying value of these instruments approximates their fair value.
Restricted Cash
Restricted cash consists of interest-bearing deposit accounts which are restricted from use pursuant to certain letter of credit agreements. At December 31, 2013 and 2012, the Company had restricted cash of $1.8 million and $1.6 million, respectively, which is included within other current and long-term assets in the accompanying consolidated balance sheets.
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
The Company records a provision for estimated sales returns and allowances on product, support and service-related revenues in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of a particular order, analysis of credit memo data, historical customer returns, and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be affected. During 2011, the Company benefited from a provision release of $0.3 million as a result of unanticipated collections activity during the year on accounts that had been reserved for in prior years.

(in thousands)	Beginning Balance	Provisions (Releases)	Utilization	Ending Balance
2013	$4,513	$926	$(2,171)	$3,268

2012	$3,406	$3,060	$(1,953)	$4,513

2011	$6,073	$(283)	$(2,384)	$3,406

NOTE 7—OTHER CURRENT ASSETS
Other current assets consist of:

	As of December 31,
(in thousands)	2013	2012
Prepaid expenses	$12,248	$11,408
Other assets	8,772	9,493
Total	$21,020	$20,901
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
Property, plant, and equipment consist of:

	As of December 31,
(in thousands)	2013	2012
Computer equipment and software	$61,390	$55,395
Office equipment	4,847	3,770
Leasehold improvements	21,084	15,829
Construction in progress	689	47
Total	88,010	75,041
Accumulated depreciation and amortization	(69,543)	(62,482)
Property, plant and equipment, net	$18,467	$12,559
NOTE 9—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES
The Company reviews long-lived assets consisting of property, plant, and equipment, and certain definite-lived identifiable intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its estimated fair value. The Company did not identify any indicators of impairment of its long-lived assets during 2013 or 2012.
The Company amortizes its intangible assets that have definite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, as of October 1st, or sooner whenever events or changes in circumstances indicate that they may be impaired at the reporting unit level (reporting unit). The Company performed its annual impairment test during the fourth quarter of each fiscal year and did not recognize impairment of goodwill in the three year period ended December 31, 2013.

The Company estimates the fair value of its single reporting unit using both an income approach and a market approach. The discounted cash flow model used in the Company's income approach relies on assumptions regarding revenue growth rates, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and exit multiples. To estimate fair value, the Company discounts the expected cash flows of its single reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, the Company uses a terminal value approach. Under this approach, the Company uses the estimated cash flows in the final year of its model and applies an exit multiple assumption. The Company incorporates the present value of the resulting terminal value into its estimate of fair value. The Company forecasted cash flows for its single reporting unit and took into consideration current economic conditions and trends, estimated future operating results, the Company's view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast are based on input from internal and external market intelligence research sources that compare factors such as growth in global economies, regional trends in the industry and product evolution from a technological segment basis. Macro-economic factors such as changes in economies, product evolutions, industry consolidations and other changes beyond the Company's control could have a positive or negative impact on achieving its targets. The Company forecasted a return to revenue growth in 2014 in its discounted cash flow model. If actual results differ materially and adversely from the forecast used in the valuation, the Company's determination of fair value and conclusions on goodwill impairment could be negatively affected. More specifically, the following factors could have a negative impact on the Company's estimated fair value; the Company is not successful in migrating its Automatic Call Distributor customers to Unified IP, the Company is not successful against competitors in attaining its targeted new customers, maintenance retention rates deteriorate, research and development investments do not materialize, amongst a more comprehensive list of risks and uncertainties.

At October 1, 2013, the Company performed step one of its annual goodwill impairment test and determined that the book value of the Company's single reporting unit did not exceed its estimated fair value. Since the Company has a negative carrying value for its equity, the Company considered the guidance in ASC 350-20-35-8A in determining whether it was necessary to perform step 2 of the impairment analysis. The Company weighed potential indicators of impairment that had been identified during 2013, and ultimately placed higher weighting on the level of recoverability identified in the Company's most recent enterprise valuation, which is approximately 33% in excess of the carrying value, as well as Company specific positive qualitative factors such as recent and projected industry growth rates, the Company’s ability to raise additional debt, and appreciation in the Company’s share price and concluded that it was not more likely than not that goodwill was impaired as of October 1, 2013. Application of the goodwill impairment analysis requires significant judgment.
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2012	$640,399
Voxeo acquisition	105,726
Bright Pattern acquisition	3,899
Adjustments within the measurement period	(850)
Foreign currency translation	223
Balance as of December 31, 2013	$749,397
Intangible assets, excluding goodwill, consist of the following (in thousands, except for the estimated useful life, which is in years):

	As of December 31, 2013				As of December 31, 2012
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer and distributor relationships	3 - 10	$265,824	$226,944	$38,880	$235,065	$206,492	$28,573
Developed technology	3 - 8	159,300	133,701	25,599	131,650	127,587	4,063
Trade names/trademarks	2 - 10	22,620	14,888	7,732	17,270	12,824	4,446
Non-competition agreements and leases	2 - 17	3,318	2,697	621	2,517	1,964	553

Total		$451,062	$378,230	$72,832	$386,502	$348,867	$37,635

Amortization expense was $29.5 million, $36.3 million and $42.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated annual amortization expense for each of the five succeeding years is as follows (in thousands):

Years Ended December 31,
2014	$13,028
2015	12,579
2016	11,891
2017	12,322
2018	9,618
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	As of December 31,
(in thousands)	2013	2012
Accrued compensation and related benefits	$19,258	$19,212
Accrued interest	10,163	10,779
Accrued sales and use tax	12,662	10,967
Other accrued liabilities	19,884	16,774
Total	$61,967	$57,732
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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$28,222	$28,222	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2012 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$82,365	$82,365	$—	$—
Interest rate cap	—	—	—	—
Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations, further discussed in Note 12, were estimated based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of December 31, 2013 and 2012, the Company's first lien credit facility had a fair value of approximately $476.7 million and $415.1 million, respectively. As of December 31, 2013 and 2012, the Company's senior second lien notes had a fair value of approximately $322.4 million and $267.0 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of December 31, 2013 and December 31, 2012.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 additional eg shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of $0.2 million during 2013 for its proportionate share of eg’s net loss based on the most recently available financial statements.
NOTE 12—DEBT
Debt obligations consist of the following:

	As of December 31,
(in thousands)	2013	2012
First lien credit facility	$475,080	$413,000
Senior second lien notes	319,362	295,000
Revolving credit line	10,000	—
Unsecured note payable to minority shareholder	3,488	3,463
Subtotal debt	807,930	711,463
Less-contractual current maturities	37,851	—
Total long-term borrowings	$770,079	$711,463

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
Mandatory prepayments of the term loans are required upon the occurrence of certain events, as defined in the credit facility agreement, in addition to a percentage of the Company's annual excess cash flow, as defined. The percentage is determined based on the Company's leverage ratio as of 10 business days after the end of each fiscal year commencing with fiscal 2011 and ranges from 0% to 50%. As of December 31, 2011, the Company calculated a mandatory prepayment of approximately $27 million, which was included in current portion of long-term debt and was paid in April 2012. As of December 31, 2013 and 2012, the Company's calculation did not result in a mandatory prepayment.
In the event of a prepayment of principal, the required quarterly principal payments following the voluntary payment are not required to the extent that the voluntary payment affords, and to the extent that the prepayment exceeds the scheduled required principal payments. As a result of the amendment on July 2, 2013, principal payments of $6.1 million are due quarterly through 2014 and $1.5 million thereafter until the final principal payment of the then outstanding principal which is due in May 2016 and will only be impacted by mandatory prepayments made after the amendment date, if applicable.
The Company maintains a $30.0 million revolving credit line with certain of the first lien creditors that bears interest at USD LIBOR plus a margin of 5.25% maturing in May 2014, with certain of the first lien creditors that bears interest at the same rate as the first lien credit facility. As of December 31, 2013 there were $10.0 million of borrowings outstanding under the revolving credit line. As of December 31, 2012, there were no borrowings or standby letters of credit outstanding under the revolving credit line.
The senior second lien notes require semiannual interest payments fixed at 10.625%. The entire principal amount is due at maturity of the loan in May 2017.
In addition, the Company issued an additional $25.0 million of senior secured notes on July 25, 2013, to fund a further portion of the Voxeo acquisition. The additional notes were funded at a 0.75% original issue discount that is being amortized to interest expense using the effective interest method over the life of the note. In connection with the issuance of the additional senior secured notes in July 2013, the Company capitalized debt financing costs of approximately $0.7 million including lender fees of $0.6 million and third party fees of $0.1 million which are being amortized over the term of the loan using the effective interest method.
In connection with the amendment of the first lien credit facility in July 2013, the Company incurred debt financing costs of approximately $4.3 million including lender fees of $3.8 million and third party fees of $0.5 million. Third party fees included legal and rating agency fees. In accordance with ASC 470-50-40-12, the Company compared the net present value cash flow change of the original debt facility and the amended debt facility, utilizing scenarios incorporating both exercising and not exercising the put feature which was less than 2% and 3%, respectively. The Company concluded that since the calculated net present value cash flow change of the original debt facility and the amended debt facility was less than 10%, the loans were not deemed to be substantially different, which results in the amended debt facility being accounted for as a debt modification. The Company capitalized $3.8 million of lender fees as deferred financing costs during the year ended December 31, 2013, which are being amortized over the term of the loan using the effective interest method.
In connection with the amendment of the first lien credit facility in November 2012, the Company incurred debt financing costs of approximately $2.2 million including lender fees of $2.1 million and third party fees of $0.1 million. In accordance with ASC 470-50-40-12, the Company compared the net present value cash flow change of the original debt facility and the amended debt facility, utilizing scenarios incorporating both exercising and not exercising the put feature which was less than 1% and 3%, respectively. The Company concluded that since the calculated net present value cash flow change of the original debt facility and the amended debt facility was less than 10%, the loans were not deemed to be substantially different, which results in the amended debt facility being accounted for as a debt modification. The Company capitalized $2.2 million of lender fees as deferred financing costs during the year ended December 31, 2012, which are being amortized over the term of the loan using the effective interest method.
As of December 31, 2013, the net deferred financing costs total of $14.7 million are included on the accompanying balance sheet as other long-term assets and are being amortized to interest expense over the term of the loans using the effective interest method. See Note 13 for the components of interest expense for the three year period ending December 31, 2013.

In connection with a prior acquisition in 2010, the Company assumed a $6.5 million unsecured note with one of the Company's minority shareholders. The note does not bear interest, however the Company is calculating interest using the effective interest method over the life of the note. During 2010, the minority shareholder forgave $1.5 million of the note provided that the funds be invested in the Company's marketing activities under a pre-existing Collaboration Agreement (Note 24) over a one year period. The Company amortized this deemed cost reimbursement ratably over this period. In April 2011, the Company made a principal payment of $1.5 million. The remaining $3.5 million of principal is due in April 2014.
Future minimum contractual principal payment obligations due per the Company's debt obligations are as follows (in thousands):

Years Ended December 31,
2014	$37,900
2015	6,100
2016	445,300
2017	320,000
Total	$809,300
The Company's credit facility agreements include customary representations, covenants, and warranties. The financial covenants include minimum interest coverage ratios, leverage ratio maximums, and a maximum capital expenditures test to be reviewed on a quarterly basis. As of December 31, 2013, the Company is in compliance with all financial covenants.
Additionally, the Company has customary representations, registration and reporting requirements for the senior second lien notes. As part of the registration requirements, in 2011 the Company exchanged the notes for a new issue of debt securities registered under the Securities and Exchange Act.
NOTE 13—INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net consists of the following:

	Years Ended December 31,
(in thousands)	2013	2012	2011
First lien credit facility	$(32,040)	$(29,872)	$(31,326)
Senior second lien notes	(32,495)	(31,344)	(31,710)
Revolving credit line	(350)	(229)	(231)
Impact of interest rate hedging agreements	—	(19)	(185)
Amortization of deferred financing cost	(6,038)	(4,080)	(4,141)
Other	(657)	(158)	(289)
Total interest expense	(71,580)	(65,702)	(67,882)
Gains (losses) on foreign exchange	627	(2,905)	1,184
Other income	574	944	598
	$(70,379)	$(67,663)	$(66,100)
NOTE 14—DERIVATIVES
The Company’s first lien credit facility required that the Company entered into one or more hedge instrument agreements for a minimum period of three years on fifty percent of the principal within 180 days of the debt refinancing. The Company purchased a one year LIBOR interest rate cap at 5% in the second quarter of 2012 as well as a two years LIBOR interest rate cap at 5% in the third quarter of 2010.

The interest rate caps did not qualify for hedge accounting, and as a result, the Company recognized changes in fair value of the caps as an asset or liability with an offsetting amount recorded as interest income or expense in the condensed consolidated statements of operations. The Company utilized observable inputs to determine the fair value of its interest rate caps and has recorded losses of approximately $19 thousand and $0.2 million for the years ended December 31, 2012 and 2011, respectively. The Company did not record a gain or loss for the year ended December 31, 2013.
There were no derivatives held by the Company as of December 31, 2013.
NOTE 15—PRODUCT WARRANTIES
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product, geographic location of its sale, and other factors. The Company accrues for estimated product warranty claims for certain customers based primarily on historical experience of actual warranty claims, as well as current information on repair costs. Accrued warranty costs as of December 31, 2013 and December 31, 2012 were not material.
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
Advertising Expenses
All advertising costs are expensed as incurred. Advertising costs were $0.9 million, $0.7 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
NOTE 18—CONCENTRATIONS OF RISKS
Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are held primarily with three financial institutions and consist primarily of money market funds and cash on deposit with banks. The Company sells its products primarily to large organizations in diversified industries worldwide. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable. No single customer accounted for 10% or more of accounts receivable at December 31, 2013 and 2012 or net revenues in any of the three years in the period ended December 31, 2013.
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
Income (loss) before income taxes consists of the following:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Domestic	$(25,459)	$(31,403)	$3,290
Foreign	11,760	28,213	40,134
Total (loss) income before income taxes	$(13,699)	$(3,190)	$43,424
Significant components of the Company's provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Current federal	$6,074	$(2,645)	$10,116
Current state	432	(1,211)	2,877
Current foreign	2,126	2,337	946
	8,632	(1,519)	13,939
Deferred federal	(24,769)	1,654	(7,454)
Deferred state	(2,212)	(613)	(1,248)
Deferred foreign	(871)	(1,156)	(938)
	(27,852)	(115)	(9,640)
Total (benefit) provision	$(19,220)	$(1,634)	$4,299

 A reconciliation of the Company's provision for (benefit from) income taxes as compared to the provision for (benefit from) income taxes calculated using the federal statutory rate is as follows:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Tax provision at statutory rates	$(4,795)	$(1,117)	$15,198
State tax provision (benefit), net of federal benefit	(790)	(25)	(314)
Domestic manufacturing deduction	(655)	(403)	(1,891)
Foreign tax credits	(628)	(3,256)	(2,228)
Other permanent differences	(4,898)	(566)	694
Credits	(1,042)	—	(463)
Foreign tax rate differential	1,881	(5,260)	(6,217)
Valuation allowance	(11,791)	9,360	—
Other foreign differences	—	1,524	(414)
Option cancellation	283	1,406	395
Other	1,841	1,098	(93)
Foreign branch & other taxes	—	—	—
Change in unrecognized tax benefits	1,374	(4,395)	(368)
Tax (benefit) provision	$(19,220)	$(1,634)	$4,299
We have an estimated $20 million of undistributed foreign earnings which we intend to permanently invest in our foreign operations and for which U.S. income taxes have not been provided at December 31, 2013. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.
Net deferred tax assets (liabilities) consisted of the following at December 31, 2013 and 2012:

	As of December 31,
(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards and credits	$9,156	$10,042
Accrued expenses and reserves	8,361	7,806
Prepayment of buy-in royalty	938	1,019
Interest	7,370	—
Stock-based compensation	629	732
Other deferred tax assets	7,475	$5,003
	33,929	24,602
Valuation allowance	(2,271)	(12,263)
Deferred tax assets	31,658	12,339
Deferred tax liabilities:
Acquired intangible assets	(26,704)	(14,354)
Stock option buyouts related to mergers	(11,221)	(11,077)
Transaction costs	(7,608)	(7,716)
Unrealized foreign exchange gains	(4,160)	(2,979)
Other deferred tax liabilities	(2,107)	(1,655)
Deferred tax liabilities	(51,800)	(37,781)
Net deferred tax liabilities	$(20,142)	$(25,442)

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
During this evaluation, the Company concluded that it was more likely than not that some deferred tax assets were not realizable and accordingly, recorded a valuation allowance of $2.3 million against the total deferred tax assets of $33.9 million for the year ended December 31, 2013. The Company believes it is more likely than not that the remaining $31.7 million of deferred tax assets will be realized based on the future reversals of taxable temporary differences. The amount of the deferred tax assets considered realizable, however, could be adjusted if prudent and feasible tax planning strategies are developed or if objective negative evidence in the form of cumulative losses is no longer present.
At December 31, 2013 the Company had available, subject to review and possible adjustment, federal, state and foreign tax effected net operating loss carryforwards of approximately $4.8 million to be used to offset future taxable income. The majority of these net operating loss carryforwards will expire at various dates through 2028. Additionally, the Company has recorded at December 31, 2013 approximately $1.8 million of federal tax credit carryforwards and $2.2 million of state tax credit carryforwards, net of federal benefit that will expire through 2026. However, the Company's ability to utilize net operating loss and credit carryforwards may be limited by Internal Revenue Code Section 382.
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
The Company classifies its unrecognized tax benefits as either current or non-current income taxes payable in the accompanying consolidated balance sheets. The following table reconciles the change in our gross unrecognized tax benefits for the years ended December 31, 2013 and 2012. The amounts presented do not include interest:

	As of December 31,
(in thousands)	2013	2012
Gross unrecognized tax benefits as of January 1	$19,023	$25,783
Increases related to tax positions from prior fiscal years	—	1,479
Decreases related to tax positions from prior fiscal years	(137)	(1,359)
Increases related to tax positions taken during current fiscal year	1,745	1,484
Settlements with tax authorities	—	(7,969)
Lapse of statutes of limitations	(1,061)	(395)
Adjustment to prior year	(86)	—
Total gross unrecognized tax benefits	$19,484	$19,023
As of December 31, 2013 and 2012, the Company has accrued reserves for unrecognized tax benefits including interest of $31.0 million and $31.9 million, respectively, all of which would affect the effective tax rate if recognized. Included in the accrued reserves at December 31, 2013 are unrecognized tax benefits of $6.8 million including interest that are not related to income taxes and which are not included in the tabular rollforward above. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company had accrued approximately $8.8 million and $8.5 million, respectively, for potential interest and penalties related to uncertain tax positions. The Company does not believe that it is reasonably possible that the gross unrecognized tax benefit balance would materially change within twelve months of the reporting date.

The tax years 2010 and forward remain open to federal examination and the Company has filed refund claims for tax years 2006 through 2008 whereby the statute of limitations remains open for these years to the extent of the requested refund. Tax years 2007 and forward remain open to state and international examination in most jurisdictions.
NOTE 20—COMMITMENTS
Operating Leases
The Company leases certain of its facilities and certain equipment under non-cancelable operating leases. Future minimum lease payments under such operating leases, which include rent payments on the unoccupied facilities and are included as a component of the restructuring accrual as of December 31, 2013, are as follows (in thousands):

Years ended December 31,	Operating
2014	$8,816
2015	7,666
2016	6,481
2017	4,946
2018 and thereafter	6,895
Total future minimum lease payments	$34,804
Rent expense incurred under the operating leases was approximately $7.1 million, $7.3 million and $8.3 million in 2013, 2012 and 2011, respectively.
NOTE 21—RESTRUCTURING
During 2012 and 2011, the Company recorded restructuring provisions related to the consolidation of certain facility leases as well as costs associated with realignment and a reduction of the Company’s workforce. During 2011, the Company realigned its headcount profile in order to fund additional investment in the Sales and Marketing functions. This realignment resulted in the reduction of research and development headcount by approximately 60 employees. During 2012, the Company realigned certain functions to better accommodate the needs of its customers and also implemented cost reduction initiatives as a result of lower revenue volume. In addition, the Company reduced its office space in the U.K. during 2012. These initiatives impacted headcount by 88 employees. Components of the restructuring accrual were as follows (in thousands):

	Severance and Outplacement	Consolidation of Facilities Costs	Total
Balance as of December 31, 2011	$798	$357	$1,155
Provisions	1,591	690	2,281
Interest accretion	—	15	15
Payments and adjustments	(2,331)	(1,003)	(3,334)
Balance as of December 31, 2012	58	59	117
(Releases) provisions	(46)	—	(46)
Payments and adjustments	(12)	(59)	(71)
Balance as of December 31, 2013	$—	$—	$—
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
The Company provides for matching contributions subject to the discretion and approval of the Board of Directors. The Company made matching contributions of $0.7 million and $3.1 million during 2012 and 2011, respectively. The Company did not make matching contributions during 2013.

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
NOTE 25—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $2.0 million for the each of the three years in the period ended December 31, 2013. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying consolidated statements of operations, with a related accrued expense amount of $1.0 million and $1.5 million as of December 31, 2013 and December 31, 2012, respectively.
The Company invoiced a minority shareholder $0.3 million, during the years ended December 31, 2012 for product and services provided to the minority shareholder. Additionally, the Company had $3.5 million of debt outstanding which was held by the minority shareholder at December 31, 2013 and December 31, 2012.
As of December 31, 2013 and December 31, 2012, approximately $50.0 million of the second lien credit facility was held by a corporation owned by certain Class L shareholders and to which the Company paid semi-annual interest of $5.3 million during the years ended December 31, 2013 and 2012. The Company had accrued interest expense of approximately $0.7 million related to certain Class L shareholders second lien credit facility holdings as of December 31, 2013 and 2012.
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

	Years Ended December 31
	2013	2012	2011
Americas:
United States	$283,407	$281,947	$327,833
Other Americas	32,668	32,394	27,388
Total Americas	316,075	314,341	355,221
Europe and Africa:
United Kingdom	53,552	59,623	73,496
Rest of Europe and Africa	29,498	30,921	41,903
Total Europe and Africa	83,050	90,544	115,399
Asia Pacific (including Middle East)	37,653	37,826	44,980
Total net revenues	$436,778	$442,711	$515,600
The following tables present a summary of long-lived assets, net by geography (in thousands):

	Years Ended December 31
	2013	2012
Americas:
United States	$838,442	$690,506
Other Americas	20,220	22,334
Total Americas	858,662	712,840
Europe and Africa	2,415	895
Asia Pacific (including Middle East)	1,960	1,565
Total long-lived assets, net	$863,037	$715,300
NOTE 27—SELECTED QUARTERLY FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenue	$104,621	$100,350	$108,512	$123,295
Gross profit	63,406	60,349	63,888	74,463
Income from operations	14,533	10,120	9,424	22,603
Net (loss) income attributable to Aspect Software Group Holdings Ltd.	(961)	(5,399)	7,878	4,398
2012:
Revenue	$114,704	$106,912	$111,482	$109,613
Gross profit	69,796	60,949	69,134	67,149
Income from operations	19,963	10,668	18,807	15,035
Net income (loss) attributable to Aspect Software Group Holdings Ltd.	1,761	(10,463)	7,847	(701)
NOTE 28—SUBSEQUENT EVENT
The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

NOTE 29—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, 2012 and 2011.
Supplemental Condensed Consolidating Balance Sheet
December 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$3,764	$22,930	$—	$28,222
Accounts receivable, net	—	78,583	50,657	(68,855)	60,385
Deferred tax assets	—	7,934	1,263	—	9,197
Other current assets	—	14,958	6,062	—	21,020
Total current assets	1,528	105,239	80,912	(68,855)	118,824
Property, plant, and equipment, net	—	16,396	2,071	—	18,467
Intangible assets, net	—	61,922	10,910	—	72,832
Goodwill	—	715,222	34,175	—	749,397
Investment in subsidiaries	(43,936)	45,771	—	(1,835)	—
Other assets	260	13,094	8,987	—	22,341
Total assets	$(42,148)	$957,644	$137,055	$(70,690)	$981,861
Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,621	$35,963	$39,937	$(68,855)	$9,666
Current portion of long-term debt	—	37,851	—	—	37,851
Accrued liabilities	—	49,354	12,613	—	61,967
Deferred revenues	—	52,330	24,340	—	76,670
Total current liabilities	2,621	175,498	76,890	(68,855)	186,154
Deferred tax liabilities	—	28,888	451	—	29,339
Long-term deferred revenue	—	3,047	1,408	—	4,455
Long-term debt	—	770,079	—	—	770,079
Other long-term liabilities	—	24,068	12,535	—	36,603
Total liabilities	2,621	1,001,580	91,284	(68,855)	1,026,630
Total Aspect Software Group Holding's Ltd. shareholders’ deficit	(44,769)	(43,936)	39,777	(1,835)	(50,763)
Noncontrolling interest	—	—	5,994	—	5,994
Total shareholder's (deficit) equity	(44,769)	(43,936)	45,771	(1,835)	(44,769)
Total liabilities and shareholders’ (deficit) equity	$(42,148)	$957,644	$137,055	$(70,690)	$981,861

Supplemental Condensed Consolidating Balance Sheet
December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,527	$11,093	$69,745	$—	$82,365
Accounts receivable, net	—	55,671	23,280	(24,909)	54,042
Deferred tax assets	—	1,780	1,018	—	2,798
Other current assets	—	14,961	5,940	—	20,901
Total current assets	1,527	83,505	99,983	(24,909)	160,106
Property, plant, and equipment, net	—	10,475	2,084	—	12,559
Intangible assets, net	—	31,580	6,055	—	37,635
Goodwill	—	633,036	7,363	—	640,399
Investment in subsidiaries	(56,184)	42,647	—	13,537	—
Other assets	228	18,074	6,405	—	24,707
Total assets	$(54,429)	$819,317	$121,890	$(11,372)	$875,406
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,447	$9,494	$21,541	$(24,909)	$8,573
Accrued liabilities	—	43,040	14,692	—	57,732
Deferred revenues	—	57,406	24,768	—	82,174
Total current liabilities	2,447	109,940	61,001	(24,909)	148,479
Deferred tax liabilities	—	27,181	1,058	—	28,239
Long-term deferred revenue	—	5,409	1,736	—	7,145
Long-term debt	—	711,463	—	—	711,463
Other long-term liabilities	—	21,508	15,448	—	36,956
Total liabilities	2,447	875,501	79,243	(24,909)	932,282
Total shareholders’ (deficit) equity	(56,876)	(56,184)	42,647	13,537	(56,876)
Total liabilities and shareholders’ (deficit) equity	$(54,429)	$819,317	$121,890	$(11,372)	$875,406

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$300,246	$160,487	$(23,955)	$436,778
Cost of revenues	—	127,963	70,664	(23,955)	174,672
Gross profit	—	172,283	89,823	—	262,106
Operating expenses:
Research and development	—	41,745	8,472	—	50,217
Selling, general and administrative	174	87,575	44,149	—	131,898
Amortization expense for acquired intangible assets	—	22,259	1,098	—	23,357
Restructuring credits	—	(44)	(2)	—	(46)
Total operating expenses	174	151,535	53,717	—	205,426
(Loss) income from operations	(174)	20,748	36,106	—	56,680
Interest and other income (expense), net	33	(33,018)	(37,394)	—	(70,379)
Loss before income taxes	(141)	(12,270)	(1,288)	—	(13,699)
(Benefit from) provision for income taxes	—	(20,475)	1,255	—	(19,220)
Equity in earnings (losses) of subsidiaries	7,083	(2,148)	—	(4,935)	—
Net income (loss)	6,942	6,057	(2,543)	(4,935)	5,521
Less: Net loss attributable to noncontrolling interest	—	—	(395)	—	(395)
Net income (loss) attributable to Aspect Software Group Holdings Ltd.	$6,942	$6,057	$(2,148)	$(4,935)	$5,916
For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$309,157	$159,592	$(26,038)	$442,711
Cost of revenues	—	134,370	67,351	(26,038)	175,683
Gross profit	—	174,787	92,241	—	267,028
Operating expenses:
Research and development	—	34,838	5,810	—	40,648
Selling, general and administrative	200	81,351	47,340	—	128,891
Amortization expense for acquired intangible assets	—	29,674	1,060	—	30,734
Restructuring charges	—	1,478	804	—	2,282
Total operating expenses	200	147,341	55,014	—	202,555
(Loss) income from operations	(200)	27,446	37,227	—	64,473
Interest and other income (expense), net	32	803	(68,498)	—	(67,663)
(Loss) income before income taxes	(168)	28,249	(31,271)	—	(3,190)
(Benefit from) provision for income taxes	—	(2,815)	1,181	—	(1,634)
Equity in losses of subsidiaries	(1,388)	(32,452)	—	33,840	—
Net (loss) income	$(1,556)	$(1,388)	$(32,452)	$33,840	$(1,556)

Supplemental Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$367,501	$174,983	$(26,884)	$515,600
Cost of revenues	—	159,869	73,396	(26,884)	206,381
Gross profit	—	207,632	101,587	—	309,219
Operating expenses:
Research and development	—	33,759	4,775	—	38,534
Selling, general and administrative	1,094	79,713	47,244	—	128,051
Amortization expense for acquired intangible assets	—	29,972	543	—	30,515
Restructuring charges	—	1,465	1,130	—	2,595
Total operating expenses	1,094	144,909	53,692	—	199,695
(Loss) income from operations	(1,094)	62,723	47,895	—	109,524
Interest and other income (expense), net	30	(60,528)	(5,602)	—	(66,100)
(Loss) income before income taxes	(1,064)	2,195	42,293	—	43,424
Provision for income taxes	—	4,291	8	—	4,299
Equity in earnings of subsidiaries	40,189	42,285	—	(82,474)	—
Net income	$39,125	$40,189	$42,285	$(82,474)	$39,125

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,942	$6,057	$(2,543)	$(4,935)	$5,521
Change in cumulative translation adjustment	—	1,296	(1,527)	(75)	(306)
Comprehensive income (loss)	6,942	7,353	(4,070)	(5,010)	5,215
Comprehensive loss attributable to noncontrolling interest	—	—	(395)	—	(395)
Comprehensive income (loss) attributable to Aspect Software Group Holdings Ltd.	$6,942	$7,353	$(3,675)	$(5,010)	$5,610
For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(1,556)	$(1,388)	$(32,452)	$33,840	$(1,556)
Change in cumulative translation adjustment	—	1,071	513	38	1,622
Comprehensive (loss) income	$(1,556)	$(317)	$(31,939)	$33,878	$66
For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,125	$40,189	$42,285	$(82,474)	$39,125
Change in cumulative translation adjustment	—	(348)	(2,426)	(704)	(3,478)
Comprehensive income	$39,125	$39,841	$39,859	$(83,178)	$35,647

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1	$48,588	$(36,186)	$—	$12,403
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(138,272)	(6,901)	—	(145,173)
Purchases of property and equipment	—	(9,907)	(1,225)	—	(11,132)
Purchase of investment	—	—	(1,873)	—	(1,873)
Net cash used in investing activities	—	(148,179)	(9,999)	—	(158,178)
Financing activities:
Repayment of borrowings	—	(32,200)	—	—	(32,200)
Borrowings under debt facilities	—	130,000	—	—	130,000
Debt issuance costs in connection with borrowings	—	(5,538)	—	—	(5,538)
Net cash provided by financing activities	—	92,262	—	—	92,262
Effect of exchange rate changes on cash	—	—	(630)	—	(630)
Net change in cash and cash equivalents	1	(7,329)	(46,815)	—	(54,143)
Cash and cash equivalents:
Beginning of period	1,527	11,093	69,745	—	82,365
End of period	$1,528	$3,764	$22,930	$—	$28,222

For the Year Ended December 31, 2012

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$1	$(23,639)	$48,350	$—	$24,712
Investing activities:
Purchases of property and equipment	—	(3,968)	(1,092)	—	(5,060)
Net cash used in investing activities	—	(3,968)	(1,092)	—	(5,060)
Financing activities:
Repayment of borrowings	—	(78,250)	—	—	(78,250)
Debt issuance costs in connection with borrowings	—	(2,152)	—	—	(2,152)
Sales of subsidiaries	—	1,344	(1,344)	—	—
Dividends received (paid)	—	60,000	(60,000)	—	—
Net cash used in financing activities	—	(19,058)	(61,344)	—	(80,402)
Effect of exchange rate changes on cash	—	—	1,776	—	1,776
Net change in cash and cash equivalents	1	(46,665)	(12,310)	—	(58,974)
Cash and cash equivalents:
Beginning of period	1,526	57,758	82,055	—	141,339
End of period	$1,527	$11,093	$69,745	$—	$82,365

Supplemental Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash (used in) provided by operating activities	$(113)	$42,162	$45,441	$—	$87,490
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(12,865)	—	(12,865)
Purchases of property and equipment	—	(3,135)	(1,203)	—	(4,338)
Net cash used in investing activities	—	(3,135)	(14,068)	—	(17,203)
Financing activities:
Repayment of borrowings	—	(11,500)			(11,500)
Sale of subsidiaries	—	9,798	(9,798)	—	—
Tax benefit from stock plans	926	—	—	—	926
Repurchase of common stock for payment of employee taxes on options exercised	(820)	—	—	—	(820)
Proceeds received from issuance of ordinary shares	7	—	—	—	7
Net cash provided by (used in) financing activities	113	(1,702)	(9,798)	—	(11,387)
Effect of exchange rate changes on cash	—	—	(3,931)	—	(3,931)
Net change in cash and cash equivalents	—	37,325	17,644	—	54,969
Cash and cash equivalents:
Beginning of period	1,526	20,433	64,411	—	86,370
End of period	$1,526	$57,758	$82,055	$—	$141,339

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
As reported on Form 8-K dated November 8, 2013, the Audit Committee (the “Committee”) of the Board of Directors of Aspect Software Group Holdings Ltd. (the “Company”) approved the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013, subject to completion of its standard client acceptance procedures. In connection with the anticipated engagement of KPMG, the Committee dismissed Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm as of October 11, 2013. Upon completion of KPMG’s standard client acceptance procedures, KPMG advised the Company that it lacked independence and, as a result, would not be able to serve as the Company’s independent registered accounting firm. KPMG’s client acceptance process uncovered a lack of independence due to a relationship with an affiliate in Aspect’s majority shareholder’s portfolio. After careful consideration, the Committee subsequently approved the re-appointment of Ernst & Young as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act” )) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer (the “Principal Executive Officer”) and the Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Prior to the filing of this report, we completed an evaluation under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.
Based on their assessment, management concluded that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
MANAGEMENT
Below is a list of the names and ages of our current executive officers and directors and a brief account of their business experience.

Name	Age	Position
Stewart Bloom	56	Chairman, Chief Executive Officer and Director
Robert Krakauer	47	Executive Vice President, Chief Financial Officer
Christopher Koziol	53	President and General Manager, Interaction Management
Spencer Mallder	51	Senior Vice President, General Manager, Workforce Optimization and Chief Technology Officer
Bryan Sheppeck	48	Senior Vice President, Worldwide Sales
James Freeze	53	Senior Vice President and Chief Marketing Officer
Michael Regan	51	Senior Vice President, Research and Development
Gwen Braygreen	46	Senior Vice President, Aspect Technical Service
David Herzog	50	Senior Vice President and General Manager of Voxeo
Kenneth Ewell	48	Senior Vice President, Worldwide Professional Services
Guido De Koning	42	Senior Vice President, Human Capital
Stephen Beaver	42	Senior Vice President and General Counsel
Manish Chandak	43	Vice President, Microsoft Professional Services
Prescott Ashe	46	Director
David Dominik	57	Director
Fredric Harman	53	Director
Rajeev Amara	37	Director
Louis Hernandez, Jr	47	Director

Stewart Bloom has served as our Chairman, Chief Executive Officer (“CEO”) and a member of our board of directors since August 2012. From 2006 to 2011, Mr. Bloom served as CEO of Escalate Retail prior to its acquisition by RedPrairie Corp. Previous to Escalate, Mr. Bloom held positions including CEO for GERS Retail Systems, Vice President, Americas Technology Services for Capgemini, a global technology systems integrator, and Senior Vice President for strategy consultancy Mainspring, prior to its IPO and subsequent acquisition by IBM. Mr. Bloom serves on the board of directors for Infor and LiveVox. Mr. Bloom is also a member of the Business Advisory Council for the College of Business Administration at Loyola Marymount University in Los Angeles where he co-chairs the Career Development committee. Mr. Bloom brings nearly three decades of experience in enterprise software and professional services to Aspect.

Robert Krakauer has served as our Executive Vice President and Chief Financial Officer (“CFO”) since July 2012. From December 2011 to June 2012, Mr. Krakauer served as Interim CFO of Genesys Telecommunications Laboratories, a customer experience management and contact center software provider. From 2010 to 2011, Mr. Krakauer served as CFO of Global Foundries a leader in the wafer foundry industry and from 2009 to 2010 he served as the CFO of Lifelock, an industry leader in identify theft protection. From 2004 to 2009, Mr. Krakauer served as president and CFO of MagnaChip Semiconductor in Korea. He was previously Executive VP of Corporate Operations and CFO for ChipPAC, where he was part of the management team that successfully took the company public on NASDAQ. Mr. Krakauer also held an executive leadership position in finance and business development for AlliedSignal (now Honeywell), and earlier in his career, he dedicated more than 10 years to various leadership roles at several prominent companies in California. Mr. Krakauer has more than twenty years of technology industry experience. Mr. Krakauer serves on the board of directors for Bright Pattern Inc.

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

Michael Regan has served as our Senior Vice President, Research and Development since May 2011 and joined the company through a 2008 acquisition.  He has more than 25 years of experience delivering communications products for large enterprises and public service providers.  Mr. Regan was a founding member of Castle Networks and BlueNote Networks and has held senior management positions at BlueNote Networks, Ciena, Wavesmith Networks, Octave Communications, Unisphere Networks and Castle Networks.  Mr. Regan holds a B.S.E.E. from Northeastern University.

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

David Herzog has served as our Senior Vice President and General Manager of Voxeo since September 2013. He served as Senior Vice President, Aspect Professional Services from January 2013 to September 2013 and as Vice President of Customer Experience from June 2010 to January 2013. He served as a regional vice president of sales from November 2004 to June 2010. He also held a similar position at Concerto Software prior to its merger with Aspect Communications. Before joining Concerto Software, Mr. Herzog held sales positions of increasing responsibility at Rockwell FirstPoint Contact, which he joined in 1995 as a Senior Account Executive. He has also held sales positions with AT&T Wireless and Xerox Corporation. Mr. Herzog has a MBA from the University of Phoenix and a bachelor's degree in business from San Diego State University
Kenneth Ewell has served as Senior Vice President, Worldwide Professional Services since September 2013. Mr. Ewell served as a Partner at Waterstone from June to September 2013. Prior to joining Waterstone, Mr. Ewell was an executive in IBM Global Services, where he served most recently as the Global Relationship Partner for the new AT&T. He joined IBM through the acquisition of Mainspring Corporation. At Mainspring, a high-growth consulting firm focused on business and technology strategy, he founded and led the telecommunications practice in addition to serving clients in the media and financial services industries. Earlier in his career Ken was a member of the Deloitte Consulting strategy practice and spent five years working in marketing, sales and customer service operations at Bell Atlantic, a predecessor to Verizon Communications. Mr. Ewell holds a Bachelor’s of Science from Hampton University in Virginia and an MBA in Management and Strategy, and Finance, from the Kellogg School of Management at Northwestern University.
Guido De Koning has served as our Senior Vice President, Human Capital since May 2013. He served as Vice President Human Resources at Vanguard Health Systems from June 2009 to May 2012 and as Vice President and Chief Learning Officer at Vanguard Health Systems from May 2008 to June 2009. Mr. Koning was at University Hospitals from October 2005 to May 2008. He also worked around the globe at The Gallup Organization as a Principal Consultant with companies such as Citibank, Baxter Healthcare, Wells Fargo, Fidelity, Standard Register, Owens Corning, Cinergy, and ADP. Mr. Koning holds a Master's degree in General Management from Nyenrode University, and a Bachelor's degree in International Business from the Haarlem Business School in the Netherlands. In addition, he holds a post-graduate degree of the Japan Interuniversity Program in Japanese management, language, and culture, from the University of Leiden in the Netherlands.
Stephen Beaver has served as our General Counsel and Senior Vice President since April 2013. He served as General Counsel at TPI Composites, Inc. from September 2008 until April 2013. Prior to joining TPI Composites, Inc., Mr. Beaver served as Vice President and General Counsel at Swift Transportation where he was employed from July 2004 until September 2008. Earlier in his career, Mr. Beaver practiced in the areas of labor and employment law and commercial litigation at Bryan Cave LLP, an international law firm. Mr. Beaver holds a Juris Doctorate from Marquette University Law School and Bachelor of Arts in Communications from the University of Arizona.
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
Louis Hernandez, Jr. has served as a member of our board of directors since April 2013. Mr. Hernandez serves as the the President and Chief Executive Officer of Avid Technology (“Avid”), a global provider of audio and video technology for creative and media professionals since February 2013. Prior to Avid, Mr. Hernandez was Chairman and Chief Executive Officer for Open Solutions from November 1999 to February 2013, a global provider of state-of-the-art enterprise technologies for financial institutions. Mr. Hernandez also serves as an active Board member for HSBC North America Holdings Inc. and previously provided board service to Unica Corporation and Mobius Management Systems.
Board Meetings and Composition
Our Board holds regularly scheduled quarterly meetings. Our board of directors currently consists of six members, five of whom were elected as directors under the board composition provisions of a shareholders agreement entered into by and among Holdings, Golden Gate Capital and certain other shareholders of Holdings. The shareholders agreement provides that Holdings' board of directors shall have no more than seven members. Of these seven, Golden Gate Capital is entitled to designate five directors and Oak Investment Partners is entitled to designate one. There are currently six directors on our board and on the board of Holdings: Mr. Bloom, Mr. Ashe, Mr. Dominick, and Mr. Amara, who were appointed by Golden Gate Capital, Mr. Harman, who was appointed by Oak Investment Partners and Mr. Hernandez who was appointed by the board of directors and is considered to be an independent director. Mr. Hernandez has no material direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director on our board.
Our articles of association provide that, subject to the terms of the shareholders agreement, the number of directors on our board may be increased or decreased by a resolution passed by a simple majority of the members of Holdings. They further provide that, subject to the shareholders agreement, a director may be appointed or removed from our board by an Ordinary Resolution.
Director Compensation Arrangements
Mr. Hernandez receives $100,000 annually for his service as a director. Additionally, Mr. Hernandez is eligible for our value creation incentive plan (“VCIP”). Under the VCIP, upon a liquidity event, as defined, Mr. Hernandez will receive a predetermined bonus based on our equity value once it exceeds a certain threshold. Effective April 2013, Mr. Bloom receives $100,000 annually for his service as a director and this amount is included in the Executive Compensation table in Item 11. The remaining four directors do not receive fees for services as directors. We reimburse all directors for reasonable out-of-pocket expenses they incur in connection with their service as directors, including those incurred in connection with attending all board and other committee meetings. None of our directors received fees for their services as directors in 2012.
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

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, Ernst & Young LLP. The policy requires that all services provided by Ernst & Young LLP, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Ernst & Young LLP for 2012 and 2013. The Audit Committee met four times during 2013 and did not meet during 2012.

In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, our board of directors has not designated any director as an “audit committee financial expert.”
Compensation Committee
We have established a Compensation Committee comprised of the following individuals: Messrs. Amara, Harman and Ashe. The Compensation Committee met once during 2013. The functions of the Compensation Committee include establishing the appropriate level of compensation, including short and long-term incentive compensation, of the Chief Executive Officer, all other executive officers and any other officers or employees who report directly to the Chief Executive Officer. The Compensation Committee also administers Aspect's equity-based compensation plans.
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
Our management is responsible for day-to-day risk management. Our Chief Financial Officer and General Counsel serve as the primary monitoring function for company-wide policies and procedures and manage the day-to-day oversight of the risk management strategy for the ongoing business of the company. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.
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
Item 11. Executive Compensation
Executive Summary
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
During 2013, we completed three strategic investments through acquisitions and partnerships, expanded our investments in research and development activity by nearly $10 million and reported an increase of more than 65% in total bookings compared to 2012. Our acquisitions expanded our capabilities into the Cloud and also expanded our back-office workforce capacity optimization vertical. Off-premise (i.e. cloud-based and managed services) orders increased from a negligible percentage of our business in 2012 to more than 40% of total orders in 2013. We continued to see a trend of a larger portion of the orders we received being cloud-based, resulting in revenue that is not recognized immediately. The combination of a larger percentage of order revenues being deferred and increased investments in research and development for future order growth resulted in a decrease in our operating margin in 2013. The following is a summary of our financial results:

	Years Ended December 31,
($s in thousands)	2013	2012
Product revenue	$76,779	$70,684
Maintenance revenue	261,973	284,024
Services revenue	79,441	88,003
Hosted and managed services revenue	18,585	—
Total net revenues	436,778	442,711
Income from operations	56,680	64,473
Operating margin	13%	15%

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
The board considers input from our CEO and CFO when setting financial objectives for our incentive plans. The board also considers input from our CEO, with the assistance of our Senior Vice President, Human Capital (for officers other than the CEO), regarding recommendations for base salary, annual incentive targets and other compensation awards. The board typically gives significant weight to our CEO's judgment when assessing performance and determining appropriate compensation levels and incentive awards for our other NEOs. The board then awards compensation packages that are consistent with our compensation philosophy.
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
Base salary
We provide a base salary to our executive officers to compensate them for their services during the year and to provide them with a stable source of income. The base salaries for our NEOs in 2013 were established by our board of directors, based in large part on the salaries established for these persons when they were hired or promoted by our company and our board's review of other factors, including:

•	the individual's performance, results, qualifications and tenure;

•	the job's responsibilities;

•	pay mix (base salary, annual cash incentives, equity incentives and other executive benefits); and

•	compensation practices in our industry.

Our board considered the factors described above in the context of each NEO's employment situation and did not make adjustments to any NEO's base salary in 2013.
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
 Incentive payments are based on our attainment of pre-established objective financial goals relating to earnings before interest, taxes, depreciation and amortization as adjusted for certain items, either in accordance with our first lien credit agreement or transactions that are considered nonrecurring and other items, (“Adjusted EBITDA”) and total net product and services revenue for quarterly and annual performance periods. We use these financial goals to determine incentive payments because they measure performance over the periods in which executives can have a significant impact and because they are directly linked to goals under our annual operating plan. Our board sets these financial goals at the beginning of each year based on an analysis of (1) historical performance; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. We believe our 2013 financial targets were designed to be realistic and reasonable, but challenging.
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
Under the MIP, the overall target cash incentive compensation opportunity for each eligible executive is set at a percentage of base salary and in 2013, this overall target was 40% to 100% for each eligible NEO. We expect the overall target range to be consistent in 2014. The threshold and target MIP payout opportunities of our NEOs for fiscal 2013 are set forth in the “Grants of Plan-Based Awards” table under “Compensation tables” below.
The following table shows the threshold, targeted and actual cash payout under the MIP as a percentage of base salary for each eligible NEO in 2013:

	Fiscal Year 2013
	Performance-based cash payout as a percentage of base salary
Name	Threshold	Target	Actual
Stewart Bloom	40%	80%	—%
Robert Krakauer	33	65	—
Christopher Koziol	33	65	—
Spencer Mallder	25	50	—
Bryan Sheppeck	50	100	—
Total revenue (in millions)(1)	*	$465.3	$436.8
Adjusted EBITDA (in millions)(1)	*	$122.4	$117.7

*
Total revenue and Adjusted EBITDA targets are each weighted 50% in determining whether performance targets have been met. If the weighted average of the performance measures is below 90% of the weighted performance target, we do not fund the bonus plan.

(1)	Total revenue and Adjusted EBITDA are both as adjusted pursuant to the provisions of the credit agreement as well as certain transactions that are considered non-recurring and other items.

During 2013, we did not achieve our revenue and Adjusted EBITDA thresholds or targets resulting in no payout under the MIP, however the Compensation Committee did award bonuses to our NEOs based on certain qualitative achievements during 2013. These amounts are included in the Summary Compensation Table under the Bonus heading.
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
Other executive benefits
We provide our executive officers with the following other benefits:
Retirement plan benefits
We have a qualified contributory retirement plan (the “401(k) Plan”) established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The 401(k) Plan covers all of our employees who are at least 18 years of age and who work at least 20 hours per week within the United States. Contributions by participants are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. We provide for matching contributions to the 401(k) Plan subject to the discretion and approval of the board and we may contribute additional amounts at our discretion. Employer contributions vest at a rate of 25% on each of the first four anniversary dates of the employee's date of hire. For the year ended December 31, 2012 and 2011, we made matching contributions to the plan for all employees totaling approximately contributions of $0.7 million and $3.1 million , respectively. We did not make a matching contribution for the year ended December 31, 2013.
Health and welfare benefits
We offer health, dental and vision coverage for all employees. The costs for those coverages for all participants, including NEOs are supplemented by the company.
Life insurance
We provide basic life coverage equal to 1.5 times base salary, subject to a maximum of $750,000, and all employees, including the NEOs may purchase additional coverage up to five times base salary, subject to a maximum of $1.0 million.
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
We also provide long-term disability coverage of 50% of base pay, up to a maximum of $11,250 per month. NEOs may purchase additional coverage to increase the percentage to 66 2/3% of base pay, subject to a maximum of $22,500 per month.
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

Compensation Committee Interlocks and Insider Participation
Messrs. Amara, Ashe and Harman are the persons who served on the Compensation Committee during the 2013 fiscal year. No person who served as a member of the Compensation Committee during the 2013 fiscal year was an officer or employee of the Company during the 2013 fiscal year. No person who served as a member of the Compensation Committee during the 2013 fiscal year was formerly an officer of the Company. No person who served as a member of the Compensation Committee during the 2013 fiscal year had a direct or indirect material interest in any transaction since the beginning of the 2013 fiscal year or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeded or exceeds $120,000.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this annual report.
Rajeev Amara
Prescott Ashe
Fredric Harman
Compensation tables
The following tables provide information regarding the compensation earned during our most recently completed fiscal year by our NEOs.
Summary compensation table
The following table shows the compensation earned by our NEOs during the fiscal year ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Stewart Bloom	2013	500,000	600,000	—	—	76,014	1,176,014
President, CEO and Director	2012	198,077	167,671	—	—	1,027	366,775

Robert Krakauer	2013	400,005	260,003	—	—	6,160	666,168
Executive Vice President, CFO	2012	182,983	125,370	—	—	374	308,727

Christopher Koziol (5)	2013	350,000	227,500	—	—	5,113	582,613
President and General Manager, Interaction Management							—

Spencer Mallder (5)	2013	300,000	150,000	—	—	5,960	455,960
Senior Vice President, General Manager, Workforce Optimization and Chief Technology Officer							—

Bryan Sheppeck (5)	2013	300,000	225,000	—	—	5,452	530,452
Senior Vice President, Worldwide Sales

(1)	Reflects bonuses paid outside of our Management Incentive Plan.

(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R for share option awards granted in 2013 and prior years. Please refer to Note 4 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our option awards.

(3)	Reflects bonuses earned by our Named Executive Officers under our Management Incentive Plan and commissions plan.

(4)	All other compensation in 2013 consists of the following:

	Contribution for Long Term Disability Insurance ($)	Aspect Director Fees ($)	Gifts ($)	Total ($)
Stewart Bloom	2,838	67,308	5,868	76,014
Robert Krakauer	990	—	5,170	6,160
Christopher Koziol	414	—	4,699	5,113
Spencer Mallder	414	—	5,546	5,960
Bryan Sheppeck	270	—	5,182	5,452

(5)	These executive officers were not NEOs in 2012. In accordance with SEC rules, we are reporting data only for the fiscal years in which these executive officers were NEOs.
 Grants of plan-based awards
There were no options granted to any of our NEOs during fiscal year 2013.

Outstanding equity awards at fiscal year-end
There were no outstanding equity awards held by our NEO's as of December 31, 2013.
Options exercised
There were no options exercised by any of our NEOs during fiscal year 2013.
Restricted stock units exercised
There were no restricted stock awards exercised by any of our NEOs during fiscal year 2013.
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
Potential payments upon termination and sale of our company
Assuming each existing NEO's employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2013, the estimated values of payments and benefits to each NEO are set forth in the following table.
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

Name	Benefit	Without Cause and Change in Control
Stewart Bloom	Base salary continuation	$750,000
	Continuation of benefits (1)	31,026
	Total	781,026

Robert Krakauer	Base salary continuation	$400,000
	Continuation of benefits (1)	20,684
	Total	420,684

Christopher Koziol	Base salary continuation	$350,000
	Continuation of benefits (1)	10,278
	Total	360,278

Spencer Mallder	Base salary continuation	$150,000
	Continuation of benefits (1)	10,278
	Total	160,278

Bryan Sheppeck	Base salary continuation	$150,000
	Continuation of benefits (1)	10,342
	Total	160,342

(1)
Amounts shown for continuation of benefits represent estimates for the continuation of health, medical, life and group life insurance benefits afforded to the NEOs and eligible family members in accordance with the NEO's employment agreement: six to eighteen months in connection with a termination without cause or for good reason.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As of February 28, 2014, Holdings’ authorized, issued and outstanding capital stock consisted of 179,539,840 voting Class L ordinary shares, 33,536,001 non-voting Class L ordinary shares, 10,548,786 non-voting Class A-1 ordinary shares and 6,497,954 non-voting Class A-2 ordinary shares. All of the currently outstanding shares have received distributions to date that equal or exceed the amount originally paid by our equity holders to purchase those shares and as a result, those shares no longer accrue interest on a liquidation preference. Since the liquidation preferences have been satisfied, all of the Class L shares, Class L non-voting shares, Class A-1 shares and Class A-2 shares will share equally by number of shares in any further distributions. The Class L voting shares are the only shares eligible to cast a vote equal to one vote per share held. All of the equity other than Class L ordinary shares is predominantly held by Golden Gate Capital, Oak Investment Partners and current and former management and is subject to certain restrictions. The following table sets forth information as of December 31, 2013 regarding the beneficial ownership of Holdings’ capital stock by:

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
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Holdings’ capital stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Aspect Software, Inc., 2325 East Camelback Road, Suite 700, Phoenix, Arizona 85016.

Name	Number of Voting Shares	Percentage of Total Voting Shares	Total Number of Shares	Percentage of Total Shares
5% Stockholders:
Funds managed by Golden Gate Capital(1)	120,242,304	67%	122,121,924	53.1%
Funds managed by Oak Investment Partners(2)	59,297,536	33%	60,224,474	26.2%
Rockwell Automation Holdings(3)	—	—	21,800,200	9.5%
Executive Officers and Directors:
Michael Regan	—	—	171,873	*
Manish Chandak	—	—	117,749	*
David Herzog	—	—	199,999	*
Gwen Braygreen	—	—	50,000	*
Prescott Ashe(1)	120,242,304	67%	122,121,924	53.1%
David Dominik(1)	120,242,304	67%	122,121,924	53.1%
Rajeev Amara(1)	120,242,304	67%	122,121,924	53.1%
Fredric Harman(2)	59,297,536	33%	60,224,474	26.2%
All executive officers and directors as a group (18 persons)	179,539,840	100%	182,886,019	79.5%

*	Less than 1%
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
Golden Gate Capital Advisory Agreement
In connection with our acquisition by Golden Gate Capital, we entered into an advisory agreement with Golden Gate Capital that lasts unless we mutually agree with Golden Gate Capital to terminate the agreement. Under this agreement, Golden Gate Capital provides us with consulting and advisory services, including general executive and management services, support and analysis with respect to financing alternatives and finance, marketing and human resources services. Under the advisory agreement, we reimburse Golden Gate Capital for reasonable out-of-pocket expenses incurred in connection with providing us consulting and advisory services and also pay an annual advisory fee equal to either (1) $2.0 million per fiscal year or (2) 3% of our Adjusted EBITDA, as elected by Golden Gate Capital in its sole discretion. These advisory fees are payable quarterly in advance. We incurred advisory fees of $2.0 million in each of the years ended December 31, 2013, 2012 and 2011. These expenses are included in general and administrative expenses. Upon the consummation of each transaction that results in a change of control of Aspect Software Parent Inc. or an acquisition, divestiture or financing (whether by debt or equity financing) by or involving Aspect Software Parent Inc. or its subsidiaries, Golden Gate Capital may, at its sole discretion, require us to pay to it a transaction fee in an amount equal to 1% of the aggregate value of any such transaction. We would expect to terminate this agreement in connection with an initial public offering of our shares. In connection with such termination, we may pay Golden Gate Capital a termination fee.
Other Golden Gate Capital Transactions
Investment funds managed by affiliates of Golden Gate Capital purchased $50.0 million of the Senior Notes at a purchase price per note equal to the offering price, less the initial purchasers’ discount, in our initial offering of the Senior Notes. As of December 31, 2013 and 2012, $50.0 million of the Senior Notes were held by investment funds managed by affiliates of Golden Gate Capital.
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
Microsoft Investor Rights Agreement
As part of Microsoft’s investment in Holdings, we and Golden Gate Capital agreed to certain terms and conditions that grant Microsoft investor rights and that place certain conditions on our ability to effect a change in control, including a right of first offer and first refusal for an Asset Sale or Equity Sale and certain protective provision rights with any similar class shares. The rights of first offer and rights of first refusal expired on March 16, 2013.

Employment Agreements
We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Executive Compensation—Employment Agreements.”
Director Independenc
Our board is currently composed of six directors: Stewart M. Bloom, who is employed by Aspect; Prescott Ashe, David Dominik and Rajeev Amara, who are employed by Golden Gate Capital; and Fredric Harman, who is employed by Oak Investment Partners. Louis Hernandez, Jr. is the only director our board considers an independent director.
Item 14. Principal Accounting Fees and Services
The following table sets forth the aggregate fees billed to us by Ernst & Young LLP, our independent auditor (“E&Y”), in 2013 and 2012:

Services Rendered	Fees
	2013	2012
Audit Fees(1)	$1,444,545	$1,858,216
Tax Fees(2)	521,642	2,304,773
All Other Fees(3)	$1,955	1,955
Total	$1,968,142	$4,164,944

(1)
Audit Fees for 2013 and 2012 represent fees for professional services rendered by E&Y in connection with the audit of our annual consolidated financial statements, reviews of our unaudited interim consolidated financial statements, statutory audits for several of our foreign subsidiaries, and services related to registration statements we filed.

(2)	Tax Fees represent fees relating to tax compliance, tax advice and tax planning services.
(3)	All other fees consist of licenses for accounting research software.
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

(3)	List of Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of July 4, 2013, by and among Aspect Software, Inc., Voice Merger Sub, Inc., Voxeo Corporation, Shareholder Representative Services LLC, as representative and Aspect Software Group Holdings Ltd	8-K	333-170936-05	2.1	7/10/2013

2.2	First Amendment to Agreement and Plan of Merger by and among Aspect Software, Inc., Voice Merger Sub, Inc., Voxeo Corporation, Shareholder Representative Services LLC, as representative and Aspect Software Group Holdings Ltd	8-K	333-170936-05	2.2	7/10/2013

2.3	Bright Pattern Series A Stock Purchase Agreement	10-K	333-170936-05	2.3		X

2.4	Bright Pattern Amended and Restated Voting Agreement	10-K	333-170936-05	2.4		X

2.5	Bright Pattern Seies A Disclosure Schedules	10-K	333-170936-05	2.5		X

3.1	Certificate of Incorporation of Aspect Software, Inc.	S-4	333-170936-05	3.1	12/2/2010

3.2	Bylaws of Aspect Software, Inc.	S-4	333-170936-05	3.2	12/2/2010

3.3	Certificate of Incorporation of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.3	12/2/2010

3.4	Memorandum and Articles of Association of Aspect Software Group Holdings Ltd.	S-4	333-170936-05	3.4	12/2/2010

3.5	Certificate of Incorporation of Aspect Software Parent, Inc..	S-4	333-170936-05	3.5	12/2/2010

3.6	Bylaws of Aspect Software Parent, Inc.	S-4	333-170936-05	3.6	12/2/2010

3.7	Certificate of Incorporation of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.7	12/2/2010

3.8	Bylaws of Aspect Telecommunications International Corporation.	S-4	333-170936-05	3.8	12/2/2010

3.9	Certificate of Formation of Davox International Holdings LLC.	S-4	333-170936-05	3.9	12/2/2010

3.10	Limited Liability Company Agreement of Davox International Holdings LLC	S-4	333-170936-05	3.10	12/2/2010

4.1	Indenture, dated as of May 7, 2010, among Aspect Software, Inc., the Guarantors and U.S. National Bank Association, as trustee	S-4	333-170936-05	4.1	12/2/2010

4.2	Registration Rights Agreement, dated as of May 7, 2010, and among Aspect Software, Inc. the Guarantors and Banc of America Securities LLC.	S-4	333-170936-05	4.2	12/2/2010

5.1	Opinion of Kirkland & Ellis LLP.	S-4	333-170936-05	5.1	12/2/2010

5.2	Opinion of Maples and Calder.	S-4	333-170936-05	5.2	12/2/2010

10.1	Credit Agreement, dated as of May 7, 2010, among Aspect Software Parent, Inc., Aspect Software, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Bank and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Co-Lead Arrangers	S-4	333-170936-05	10.1	12/2/2010

10.2	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and James D. Foy.	S-4	333-170936-05	10.2	12/2/2010

10.3	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and James D. Foy	S-4	333-170936-05	10.3	12/2/2010

10.4	Employment Agreement, dated as of February 9, 2004, by and between Aspect Software, Inc. and Michael J. Provenzano III	S-4	333-170936-05	10.4	12/2/2010

10.5	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael J. Provenzano III.	S-4	333-170936-05	10.5	12/2/2010

10.6	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.6	12/2/2010

10.7	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Gary Barnett.	S-4	333-170936-05	10.7	12/2/2010

10.8	Employment Agreement, dated as of July 14, 2008, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.8	12/2/2010

10.9	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Kevin Schwartz.	S-4	333-170936-05	10.9	12/2/2010

10.10	Employment Agreement, dated as of May 24, 2006, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.1	12/2/2010

10.11	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Michael Sheridan.	S-4	333-170936-05	10.11	12/2/2010

10.12	Employment Agreement, dated as of March 10, 2006, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.12	12/2/2010

10.13	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Jamie Ryan	S-4	333-170936-05	10.13	12/2/2010

10.14	Employment Agreement, dated as of August 12, 2008, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.14	12/2/2010

10.15	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and David Reibel.	S-4	333-170936-05	10.15	12/2/2010

10.16	Employment Agreement, dated as of October 1, 2009, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.16	12/2/2010

10.17	Employment Agreement Amendment, dated as of November 23, 2010, by and between Aspect Software, Inc. and Laurie Cairns.	S-4	333-170936-05	10.17	12/2/2010

10.18	Employment Agreement, dated as of November 23, 2010 by and between Aspect Software, Inc. and Gwen Braygreen..	S-4	333-170936-05	10.18	12/2/2010

10.19	2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.19	12/2/2010

10.20	Second Amended and restated 2004 Option Plan.	S-4/A	333-170936-05	10.20	4/1/2011

10.21	Form of Share Option Agreement for 2003 Share Purchase and Option Plan.	S-4	333-170936-05	10.21	12/2/2010

10.22	Form of Share Option Agreement for 2004 Option Plan.	S-4	333-170936-05	10.22	12/2/2010

10.23	Second Amended and Restated Advisory Agreement, dated as of March 15, 2011, by and between Aspect Software Group Holdings Ltd., Aspect Software, Inc. and GGC Administration, LLC.	S-4/A	333-170936-05	10.23	3/18/2011

10.24	Shareholders Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.24	12/2/2010

10.25	Registration Agreement, dated as of February 9, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a New Melita Topco Ltd.) and the Persons listed on Schedules I, II and III attached thereto.	S-4	333-170936-05	10.25	12/2/2010

10.26	Joinder and Amendment No. 1 to Shareholders Agreement and Registration Agreement, dated as of September 3, 2004, by and among Aspect Software Group Holdings Ltd. (f/k/a Concerto Software Group Holdings Ltd.), certain investment funds managed by Golden Gate Capital and Rockwell Automation Holdings, Inc.	S-4	333-170936-05	10.26	12/2/2010

10.27	Joinder and Amendment No. 2 to Shareholders Agreement and Registration Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.27	12/2/2010

10.28	Letter Agreement, dated as of September 22, 2005, by and among Aspect Software Group Holdings Ltd., certain investment funds managed by Golden Gate Capital and certain investment funds managed by Oak Investment Partners.	S-4	333-170936-05	10.28	12/2/2010

10.29	Employment Agreement, dated as of May 16, 2011, by and between Aspect Software Inc., and Michael Regan.	10-Q	333-170936-05	10.1	8/15/2011

10.30	Executive Employment Agreement by and between Mohamed Ali and Aspect Software, Inc., dated as of April 2, 2012.	8-K	333-170936-05	10.1	6/5/12

10.31	Share Option Agreement between Aspect Software Group Holdings Ltd. and Mohamad Ali, dated as of April 2, 2012.	8-K	333-170936-05	10.2	6/5/12

10.32	Share Option Agreement between Aspect Software Group Holdings Ltd. and Robert Krakauer, dated as of July 9, 2012.	8-K	333-170936-05	10.2	7/3/12

10.33	Employment Agreement by and between Stewart Bloom and Aspect Software, Inc., dated as of August 1, 2012.	8-K	333-170936-05	10.1	8/1/12

10.34	Amended and Restated Employment Agreement by and between Robert Krakauer and Aspect Software, Inc., dated as of August 1, 2012.	8-K	333-170936-05	10.2	8/1/12

10.35	General Release by and between Mohamad Ali and Aspect Software, Inc., dated as of July 31, 2012.	8-K	333-170936-05	10.3	8/1/12

10.36	Letter of Severance Agreement and Release by and between Michael Provenzano and Aspect Software, Inc., dated as of August 30, 2012.	8-K	333-170936-05	10.1	9/10/12

10.37	Amendment No. 1 to the Credit Agreement dated as of November 14, 2012, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents	10-Q	333-170936-05	10.1	11/14/12

10.38	Employment Agreement, dated as of August 10, 2012, by and between Aspect Software Inc., and Spence Mallder.	10-K	333-170936-05	10.31	2/22/13

10.39	Employment Agreement, dated as of September 4, 2012, by and between Aspect Software Inc., and James Freeze.	10-K	333-170936-05	10.32	2/22/13

10.40	Employment Agreement, dated as of September 17, 2012, by and between Aspect Software Inc., and Christopher Koziol.	10-K	333-170936-05	10.33	2/22/13

10.41	Employment Agreement, dated as of December 3, 2012, by and between Aspect Software Inc., and Bryan Sheppeck.	10-K	333-170936-05	10.34	2/22/13

10.42	Value Creation Incentive Plan	10-K	333-170936-05	10.35	2/22/13

10.43	Amendment No. 2 to the Credit Agreement dated as of July 2, 2013, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents.	8-K	333-170936-05	10.1	7/9/13

10.44	Employment Agreement, dated as of September 1, 2013, by and between Aspect Software Inc., and Ken Ewell.		333-170936-05			X

12.1	Statement Regarding Computation of Earnings to Fixed Charges.		333-170936-05			X

21.1	List of Subsidiaries of Registrant.		333-170936-05			X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	S-4	333-170936-05	23.1	12/2/2010

23.2	Consent of Kirkland & Ellis LLP (included in Exhibit 5.1).	S-4	333-170936-05	23.2	12/2/2010

23.3	Consent of Maples and Calder (included in Exhibit 5.2).	S-4	333-170936-05	23.3	12/2/2010

24.1	Powers of Attorney (included in signature pages hereto).	S-4	333-170936-05	24.1	12/2/2010

25.1	Statement of Eligibility of Trustee on Form T-1 under the Trust Indenture Act of 1939 of U.S. Bank National Association	S-4	333-170936-05	25.1	12/2/2010

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Financial Officer and Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Form of Letter of Transmittal.	S-4	333-170936-05	99.1	12/2/10

99.2	Form of Guaranteed Delivery.	S-4	333-170936-05	99.2	12/2/10

99.3	Form of Tender Instructions.	S-4	333-170936-05	99.3	12/2/10

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Label Linkbase Document

101.PRE***	XBRL Taxonomy Presentation Linkbase Document

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, Aspect Software Group Holdings Ltd., a company formed under the laws of the Cayman Islands, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on March 31, 2014.

ASPECT SOFTWARE GROUP HOLDINGS LTD.

By:	/s/ ROBERT J. KRAKAUER
Robert J. Krakauer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated on March 31, 2014.

Signature	Title

/S/ STEWART M. BLOOM Stewart M. Bloom	Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ PRESCOTT ASHE Prescott Ashe	Director

/S/ DAVID DOMINIK David Dominik	Director

/S/ FREDRIC HARMAN Fredric Harman	Director

/S/ RAJEEV AMARA Rajeev Amara	Director

/S/ LOUIS HERNANDEZ, JR. Louis Hernandez, Jr.	Director

/S/ ROBERT J. KRAKAUER Robert J. Krakauer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)