Form 10-Q
period 2014-03-31
Aspect Software Group Holdings Ltd.
filed 2014-05-15
CIK 1506546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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
The following number of shares of each of the registrant’s classes of common shares were outstanding as of April 30, 2014:

Title	Outstanding
Class L voting ordinary shares	179,539,840
Class L non-voting ordinary shares	33,536,001
Class A-1 non-voting ordinary shares	10,548,786
Class A-2 non-voting ordinary shares	6,497,954

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Aspect Software Group Holdings Ltd.
Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except par value and share amounts)	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$25,600	$28,222
Accounts receivable, net	59,305	60,385
Deferred tax assets	9,208	9,197
Other current assets	23,077	21,020
Total current assets	117,190	118,824
Property, plant, and equipment, net	18,740	18,467
Intangible assets, net	69,567	72,832
Goodwill	748,634	748,673
Other assets	20,780	22,341
Total assets	$974,911	$981,137
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,970	$9,666
Current portion of long-term debt (1)	23,292	37,851
Accrued liabilities	61,821	61,967
Deferred revenues	94,145	76,670
Total current liabilities	188,228	186,154
Deferred tax liabilities	30,481	29,339
Long-term deferred revenue	5,560	4,455
Long-term debt (2)	768,657	770,079
Other long-term liabilities	35,152	36,603
Total liabilities	1,028,078	1,026,630
Commitments and contingencies (Note 8)
Shareholders’ deficit:
Ordinary shares, $0.00001 par value: 1,000,000,000 shares authorized, 235,070,951 and 235,065,951 shares issued, respectively	4	4
Additional paid-in capital	14,776	14,708
Treasury shares, at cost, 4,943,370 shares	(4,918)	(4,918)
Note receivable for purchase of ordinary shares	(425)	(425)
Accumulated other comprehensive loss	(4,760)	(4,448)
Accumulated deficit	(62,822)	(55,684)
Total Aspect Software Group Holdings Ltd. shareholders’ deficit	(58,145)	(50,763)
Noncontrolling interest	4,978	5,270
Total shareholders' deficit	(53,167)	(45,493)
Total liabilities and shareholders’ deficit	$974,911	$981,137

(1)	$3.5 million held by a minority shareholder as of March 31, 2014 and December 31, 2013 — see Note 9.

(2)	$50.0 million held by a related party as of March 31, 2014 and December 31, 2013.

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net revenues:
Product revenue	$16,854	$18,194
Maintenance revenue	61,208	66,348
Services revenue	19,085	20,079
Hosting and managed services revenue	10,539	—
Total net revenues	107,686	104,621
Cost of revenues:
Cost of product revenue	5,329	4,983
Cost of maintenance revenue	17,505	18,167
Cost of services revenue	17,392	16,728
Cost of hosting and managed services revenue	5,755	—
Amortization expense for acquired intangible assets	1,224	1,337
Total cost of revenues	47,205	41,215
Gross profit	60,481	63,406
Operating expenses:
Research and development	14,287	12,220
Selling, general and administrative	31,072	29,516
Amortization expense for acquired intangible assets	2,082	7,183
Restructuring credits	—	(46)
Total operating expenses	47,441	48,873
Income from operations	13,040	14,533
Interest and other expense, net	(18,857)	(16,510)
Loss before income taxes	(5,817)	(1,977)
Provision for (benefit from) income taxes	1,613	(1,016)
Net loss	$(7,430)	$(961)
Less: Net loss attributable to noncontrolling interest	(292)	—
Net loss attributable to Aspect Software Group Holdings Ltd.	$(7,138)	$(961)
Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net loss	$(7,430)	$(961)
Change in cumulative translation adjustment	(312)	(368)
Comprehensive loss	$(7,742)	$(1,329)
Comprehensive loss attributable to noncontrolling interest	(292)	—
Comprehensive loss attributable to Aspect Software Group Holdings Ltd.	(7,450)	(1,329)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Shareholders’ Deficit (unaudited)
(In Thousands, Except Share Amounts)

	Ordinary Shares		Additional Paid-In Capital	Treasury Stock		Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Aspect Software Group Holdings Ltd. Shareholder's Deficit	Non-controlling Interest	Total Shareholder's Deficit
	Shares	Par Value		Shares	Cost
Balance at December 31, 2013	235,065,951	$4	$14,708	(4,943,370)	$(4,918)	$(425)	$(4,448)	$(55,684)	$(50,763)	$5,270	$(45,493)
Net loss	—	—	—	—	—	—	—	(7,138)	(7,138)	(292)	(7,430)
Other comprehensive loss	—	—	—	—	—	—	(312)	—	(312)	—	(312)
Issuance of ordinary shares	5,000	—	4	—	—	—	—	—	4		4
Stock-based compensation expense	—	—	64	—	—	—	—	—	64	—	64
Balance at March 31, 2014	235,070,951	$4	$14,776	(4,943,370)	$(4,918)	$(425)	$(4,760)	$(62,822)	$(58,145)	$4,978	$(53,167)

See accompanying notes.

Aspect Software Group Holdings Ltd.
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net loss	$(7,430)	$(961)
Reconciliation of net loss to net cash and cash equivalents provided by operating activities:
Depreciation	2,191	1,741
Amortization expense for acquired intangible assets	3,306	8,520
Non-cash interest expense	1,587	1,213
Non-cash compensation expense	64	301
Increase to accounts receivable allowances	605	16
Deferred income taxes	1,142	(1,699)
Changes in operating assets and liabilities:
Accounts receivable	631	(1,645)
Other current assets and other assets	(1,998)	88
Accounts payable	(710)	(41)
Accrued liabilities and other liabilities	(1,539)	(3,456)
Deferred revenues	18,330	17,167
Net cash and cash equivalents provided by operating activities	16,179	21,244
Cash flows from investing activities:
Purchases of property and equipment	(2,430)	(1,360)
Purchase of investment	—	(1,886)
Net cash and cash equivalents used in investing activities	(2,430)	(3,246)
Cash flows from financing activities:
Repayment of borrowings	(16,100)	—
Proceeds received from issuance of ordinary shares	4	—
Net cash and cash equivalents used in financing activities	(16,096)	—
Effect of exchange rate changes on cash	(275)	(1,590)
Net (decrease) increase in cash and cash equivalents	(2,622)	16,408
Cash and cash equivalents:
Beginning of period	28,222	82,365
End of period	$25,600	$98,773
Supplemental disclosure of cash flow information
Cash paid for interest	$9,510	$9,753
Cash paid for income taxes	$1,845	$766

See accompanying notes.

Aspect Software Group Holdings Ltd.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE 1—DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND RECENT ACCOUNTING STANDARDS
Description of Business
Aspect Software Group Holdings Ltd., a Cayman Islands company, (together with its subsidiaries, “Aspect Software” or the “Company”), provides customer engagement solutions such as; unified interaction management, workforce optimization, and back-office solutions to improve the customer experience. The Company’s technologies streamline and enhance customer-facing business processes by optimizing workflows across multiple communication channels and automating smarter business processes across the contact center and related functions. The Company offers the business and technology expertise to help its customers build, enhance and sustain relationships with their customers by bringing enterprise technologies like customer relationship management ("CRM") and content management together with unified multi-channel communications and effective people management to enrich customer interactions.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the financial information reflects all adjustments, consisting of adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year or any future periods. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K (File No. 333-170936). The accompanying condensed consolidated financial statements include amounts of Aspect Software Group Holdings Ltd. and its wholly and majority owned subsidiaries. All intercompany amounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Recent Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company adopted the new guidance as of January 1, 2014. There has been no impact to the Company’s financial position or results of operations.
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

Certain of the Company's multiple-element arrangements include software and hardware components that function together to deliver the product's essential functionality. When these software and non-software elements are sold together, the Company believes the arrangements meet the scope exception in Accounting Standards Codification 985-605, Software Revenue Recognition, (“ASC 985-605") because of (i) the infrequency of the tangible product's sale without a software element, (ii) the degree of integration between the tangible product and the software element, which is considered significant and (iii) the non-software element of the tangible product's substantive contributions to the tangible product's essential functionality. For these multiple-element arrangements, the Company allocates the total arrangement fee to all deliverables based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, third party evidence (“TPE"), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The Company generally expects that it will not be able to establish TPE due to the nature of the products sold and the markets in which it competes, and therefore relies upon VSOE or ESP in allocating the arrangement's fee. Once the arrangement fee has been allocated to each deliverable, revenue is recognized as each item is delivered.
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
NOTE 3—BUSINESS COMBINATIONS
BRIGHT PATTERN
On October 4, 2013, the Company acquired a 54% interest in Bright Pattern, a leading provider of next generation cloud-based contact center and customer experience management solutions. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute Bright Pattern's products and services. The investment in Bright Pattern led to Aspect’s release of Zipwire.
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

Description	Amount
Current assets, including $3,541 of acquired cash	$3,651
Goodwill	3,175
Customer relationships	690
Tradename and Trademarks	350
Technology	5,550
Total assets acquired	13,416
Current liabilities	(1,101)
12,315
Less: noncontrolling interest	(5,665)
Net assets acquired	$6,650
The allocation of the purchase price of the acquired assets and liabilities as of December 31, 2013 was based on provisional measurements of fair value as determined by management.  Subsequent to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company revised its assessment of the fair value of the non-controlling interest in Bright pattern, which resulted in a decrease of approximately $0.7 million to goodwill and non-controlling interest on the balance sheet.  This adjustment has been reflected in the December 31, 2013 balances of non-controlling interest and goodwill in the accompanying condensed consolidated balance sheets.
NOTE 4—EQUITY
Stock-based compensation expense is reflected within the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of services	$14	$74
Research and development	23	75
Selling, general and administrative	27	152
Total	$64	$301
NOTE 5—FAIR VALUE

Financial Assets and Liabilities Recorded at Fair Value
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of March 31, 2014 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$25,600	$25,600	$—	$—

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value as of December 31, 2013 (in thousands):

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$28,222	$28,222	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value
The estimated fair values of the amounts borrowed under the Company's debt obligations were based on a Level 2 input using quotes from third-party banks for the Company's debt which is subject to infrequent transactions (i.e. a less active market). As of March 31, 2014 and December 31, 2013, the Company's first lien credit facility had a fair value of approximately $477.9 million and $476.7 million, respectively. As of March 31, 2014 and December 31, 2013, the Company's senior second lien notes had a fair value of approximately $338.4 million and $322.4 million, respectively. The fair value of the Company's unsecured note payable to a minority shareholder approximates book value as of March 31, 2014 and December 31, 2013.

On February 4, 2013 the Company purchased 1,712,392 ordinary shares of eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom at a cost of approximately £1.25 million, or $1.9 million. The Company concurrently entered into a reseller agreement which grants Aspect the right to market and distribute eg's products and services in all territories with exclusivity rights in all territories other than Europe, Middle East and Africa. The Company must achieve minimum annual revenue targets to maintain the exclusivity rights and was issued a conditional warrant to purchase up to 400,000 shares ,which is approximately 2% of its current outstanding equity, at a price of 0.79 pence per share based upon annual revenue levels within the first two years of the agreement. The Company recorded the acquired shares at cost and has accounted for this investment under the equity method. Under this method, the Company recorded a reduction in the investment of less than $0.1 million in the first quarter 2014 for its proportionate share of eg’s net loss based on the most recently available financial statements.
NOTE 6—GOODWILL AND OTHER LONG-LIVED ASSETS INCLUDING ACQUIRED INTANGIBLES
Changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2013	$748,673
Foreign currency translation	(39)
Balance as of March 31, 2014	$748,634
NOTE 7—INCOME TAXES
The Company’s income tax expense was $1.6 million for the three months ended March 31, 2014 compared to an income tax benefit of $1.0 million for the three months ended March 31, 2013. The Company’s tax expense (benefit) in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.
The Company’s total unrecognized tax benefits were approximately $21.3 million as of March 31, 2014. The amount of unrecognized tax benefits could be reduced upon closure of tax examinations or if the statute of limitations on certain tax filings expires without assessment from the relevant tax authorities. The Company believes that it is reasonably possible that there could be a reduction in unrecognized tax benefits during the next 12 months of approximately $1.7 million.
NOTE 8—CONTINGENCIES
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
NOTE 9—RELATED PARTY TRANSACTIONS
The Company incurred advisory fees from its majority shareholder totaling $0.5 million for the three months ended March 31, 2014 and 2013. The fees related to management and advisory services rendered in connection with a consulting agreement entered into by both parties. The advisory fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations, with a related accrued expense amount of $1.5 million and $1 million as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014 and December 31, 2013, approximately $50.0 million, of the second lien credit facility was held by a corporation owned by certain Class L shareholders. The Company had accrued interest expense of approximately $2.0 million and $0.7 million related to certain Class L shareholders' second lien credit facility holdings as of March 31, 2014 and December 31, 2013, respectively. The Company did not make interest payments on the second lien credit facility in the first quarter of 2014 or 2013.

In March 2014, the Company’s majority shareholder acquired LiveVox, Inc. (“LiveVox”) a leading provider of cloud contact center solutions. The Company concurrently entered into a strategic partnership with LiveVox which initially focuses on a joint go to market between the companies. Aspect and LiveVox will cross-license and cross-sell each other’s products to better serve current and new customers. The companies will leverage the scale of both organizations to optimize efficiencies in network and telco infrastructure. The Company’s Chief Executive Officer, Stew Bloom, was appointed to the board of directors of LiveVox. There were no amounts recorded in the accompanying condensed consolidated statements of operations or condensed consolidated balance sheet during the three months ended March 31, 2014 as a result of this partnership.
NOTE 10—SUBSEQUENT EVENTS
On May 6, 2014, Aspect Software, Inc. (as borrower), the Company's domestic operating subsidiary, amended its Credit Facility to extend the maturity of its senior secured revolving facility ("Revolver") with an original maturity date of May 7, 2014, for one week to allow time for discussions and negotiations with interested parties. On May 13, 2014, the Credit Facility was further amended to extend the maturity date of the Revolver through June 2, 2014. The Company expects to have a one year extension finalized before June 2, 2014.

The Company has evaluated all subsequent events and determined that there are no other material recognized or unrecognized subsequent events requiring disclosure.

NOTE 11—SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIALS
The Company’s debt issued in May 2010 is fully and unconditionally and jointly and severally guaranteed by Aspect Software Group Holdings Ltd. (“Parent”) and each of its domestic subsidiaries. Aspect Software Inc. is the issuer of the Company’s debt. Each of the guarantor subsidiaries is 100% owned, directly or indirectly by Aspect Software Group Holdings Ltd. The following represents the supplemental condensed financial information of Aspect Software Group Holdings Ltd. and its guarantor and non-guarantor subsidiaries, as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013.

Supplemental Condensed Consolidating Balance Sheet (unaudited)
March 31, 2014

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$3,751	$20,321	$—	$25,600
Accounts receivable, net	—	72,065	58,589	(71,349)	59,305
Deferred tax assets	—	7,747	1,461	—	9,208
Other current assets	—	16,421	6,656	—	23,077
Total current assets	1,528	99,984	87,027	(71,349)	117,190
Property, plant, and equipment, net	—	16,516	2,224	—	18,740
Intangible assets, net	—	59,104	10,463	—	69,567
Goodwill	—	715,222	33,412	—	748,634
Investment in subsidiaries	(52,298)	50,220	—	2,078	—
Other assets	268	11,492	9,020	—	20,780
Total assets	$(50,502)	$952,538	$142,146	$(69,271)	$974,911
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,665	$42,467	$35,187	$(71,349)	$8,970
Current portion of long-term debt	—	23,292	—	—	23,292
Accrued liabilities	—	49,210	12,611	—	61,821
Deferred revenues	—	63,352	30,793	—	94,145
Total current liabilities	2,665	178,321	78,591	(71,349)	188,228
Deferred tax liabilities	—	30,031	450	—	30,481
Long-term deferred revenue	—	3,836	1,724	—	5,560
Long-term debt	—	768,657	—	—	768,657
Other long-term liabilities	—	23,991	11,161	—	35,152
Total liabilities	2,665	1,004,836	91,926	(71,349)	1,028,078
Total Aspect Software Group Holdings Ltd. shareholders’ deficit	(53,167)	(52,298)	45,242	2,078	(58,145)
Noncontrolling interest	—	—	4,978	—	4,978
Total shareholders' (deficit) equity	(53,167)	(52,298)	50,220	2,078	(53,167)
Total liabilities and shareholders’ (deficit) equity	$(50,502)	$952,538	$142,146	$(69,271)	$974,911

Supplemental Condensed Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,528	$3,764	$22,930	$—	$28,222
Accounts receivable, net	—	78,583	50,657	(68,855)	60,385
Deferred tax assets	—	7,934	1,263	—	9,197
Other current assets	—	14,958	6,062	—	21,020
Total current assets	1,528	105,239	80,912	(68,855)	118,824
Property, plant, and equipment, net	—	16,396	2,071	—	18,467
Intangible assets, net	—	61,922	10,910	—	72,832
Goodwill	—	715,222	33,451	—	748,673
Investment in subsidiaries	(43,936)	45,771	—	(1,835)	—
Other assets	260	13,094	8,987	—	22,341
Total assets	$(42,148)	$957,644	$136,331	$(70,690)	$981,137
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,621	$35,963	$39,937	$(68,855)	$9,666
Current portion of long-term debt	—	37,851	—	—	37,851
Accrued liabilities	—	49,354	12,613	—	61,967
Deferred revenues	—	52,330	24,340	—	76,670
Total current liabilities	2,621	175,498	76,890	(68,855)	186,154
Deferred tax liabilities	—	28,888	451	—	29,339
Long-term deferred revenue	—	3,047	1,408	—	4,455
Long-term debt	—	770,079	—	—	770,079
Other long-term liabilities	—	24,068	12,535	—	36,603
Total liabilities	2,621	1,001,580	91,284	(68,855)	1,026,630
Total shareholders’ (deficit) equity	(44,769)	(43,936)	39,777	(1,835)	(50,763)
Noncontrolling interest	—	—	5,270	—	5,270
Total shareholder's (deficit) equity	(44,769)	(43,936)	45,047	(1,835)	(45,493)
Total liabilities and shareholders’ (deficit) equity	$(42,148)	$957,644	$136,331	$(70,690)	$981,137

Supplemental Condensed Consolidating Statement of Operations (unaudited)
For the Three Months Ended March 31, 2014

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$72,943	$39,257	$(4,514)	$107,686
Cost of revenues	—	34,685	17,034	(4,514)	47,205
Gross profit	—	38,258	22,223	—	60,481
Operating expenses:
Research and development	—	11,274	3,013	—	14,287
Selling, general and administrative	44	19,269	11,759	—	31,072
Amortization expense for acquired intangible assets	—	1,792	290	—	2,082
Total operating expenses	44	32,335	15,062	—	47,441
(Loss) income from operations	(44)	5,923	7,161	—	13,040
Interest and other income (expense), net	8	(16,040)	(2,825)	—	(18,857)
(Loss) income before income taxes	(36)	(10,117)	4,336	—	(5,817)
Provision for income taxes	—	894	719	—	1,613
Equity in (losses) earnings of subsidiaries	(7,101)	3,910	—	3,191	—
Net (loss) income	(7,137)	(7,101)	3,617	3,191	(7,430)
Less: Net loss attributable to noncontrolling interest	—	—	(292)	—	(292)
Net (loss) income attributable to Aspect Software Group Holdings Ltd.	$(7,137)	$(7,101)	$3,909	$3,191	$(7,138)
For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$—	$70,935	$40,116	$(6,430)	$104,621
Cost of revenues	—	30,655	16,990	(6,430)	41,215
Gross profit	—	40,280	23,126	—	63,406
Operating expenses:
Research and development	—	10,206	2,014	—	12,220
Selling, general and administrative	50	19,932	9,534	—	29,516
Amortization expense for acquired intangible assets	—	6,913	270	—	7,183
Restructuring credits	—	(44)	(2)	—	(46)
Total operating expenses	50	37,007	11,816	—	48,873
(Loss) income from operations	(50)	3,273	11,310	—	14,533
Interest and other income (expense), net	8	(4,415)	(12,103)	—	(16,510)
(Loss) income before income taxes	(42)	(1,142)	(793)	—	(1,977)
Benefit from income taxes	—	(40)	(976)	—	(1,016)
Equity in (losses) earnings of subsidiaries	(919)	183	—	736	—
Net (loss) income	$(961)	$(919)	$183	$736	$(961)

Supplemental Condensed Consolidating Statement of Comprehensive Income (Loss) (unaudited)

For the Three Months Ended March 31, 2014

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(7,137)	$(7,101)	$3,617	$3,191	$(7,430)
Change in cumulative translation adjustment	—	(335)	7	16	(312)
Comprehensive (loss) income	(7,137)	(7,436)	3,624	3,207	(7,742)
Comprehensive loss attributable to noncontrolling interest	—	—	(292)	—	(292)
Comprehensive (loss) income attributable to Aspect Software Group Holdings Ltd.	$(7,137)	$(7,436)	$3,916	$3,207	$(7,450)
For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(961)	$(919)	$183	$736	$(961)
Change in cumulative translation adjustment	—	(451)	122	(39)	(368)
Comprehensive (loss) income	$(961)	$(1,370)	$305	$697	$(1,329)

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2014

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$(4)	$18,096	$(1,913)	$—	$16,179
Investing activities:
Purchases of property and equipment	$—	$(2,009)	$(421)	$—	$(2,430)
Net cash used in investing activities	—	(2,009)	(421)	—	(2,430)
Financing activities:
Repayment of borrowings	—	(16,100)	—	—	(16,100)
Proceeds received from issuance of ordinary shares	4				4
Net cash provided by financing activities	4	(16,100)	—	—	(16,096)
Effect of exchange rate changes on cash	—	—	(275)	—	(275)
Net change in cash and cash equivalents	—	(13)	(2,609)	—	(2,622)
Cash and cash equivalents:
Beginning of period	1,528	3,764	22,930	—	28,222
End of period	$1,528	$3,751	$20,321	$—	$25,600

Supplemental Condensed Consolidating Statement of Cash Flows (unaudited)
For the Three Months Ended March 31, 2013

(in thousands)	Parent	Issuer / Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net cash provided by operating activities	$1	$6,401	$14,842	$—	$21,244
Investing activities:
Purchases of property and equipment	—	(1,045)	(315)	—	(1,360)
Purchase of investment	$—	$—	$(1,886)	$—	$(1,886)
Net cash used in investing activities	—	(1,045)	(2,201)	—	(3,246)
Financing activities:
Repayment of borrowings	—	—	—	—	—
Sales of subsidiaries	—	—	—	—	—
Net cash used in financing activities	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	(1,590)	—	(1,590)
Net change in cash and cash equivalents	1	5,356	11,051	—	16,408
Cash and cash equivalents:
Beginning of period	1,527	11,093	69,745	—	82,365
End of period	$1,528	$16,449	$80,796	$—	$98,773

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

Financial Summary
The following table sets forth the unaudited results of our operations expressed in dollars and as a percentage of net revenue for the three months ended March 31, 2014 and 2013:

(Dollars in millions)	Three Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$107.7	$104.6	100%	100%
Total cost of revenues	47.2	41.2	44%	39%
Gross profit	60.5	63.4	56%	61%
Operating expenses	47.4	48.9	44%	47%
Income from operations	13.1	14.5	12%	14%
Interest and other expense, net	(18.9)	(16.5)	(18)%	(16)%
Loss before income taxes	(5.8)	(2.0)	(5)%	(2)%
Provision for (benefit from) income taxes	1.6	(1.0)	1%	(1)%
Net loss	(7.4)	(1.0)	(7)%	(1)%
Less: Net loss attributable to noncontrolling interest	(0.3)	—	—%	—%
Net loss attributable to Aspect Software Group Holdings Ltd.	$(7.1)	$(1.0)	(7)%	(1)%
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
The following is a reconciliation of income from operations to Adjusted EBITDA:

(In millions)	Three Months Ended March 31,
	2014	2013	Change ($)
Income from operations	$13.1	$14.5	$(1.4)
Depreciation and amortization	5.5	10.2	(4.7)
Stock based compensation	0.1	0.3	(0.2)
Sponsor management fees	0.5	0.5	—
Other (1)	5.6	2.3	3.3
Adjusted EBITDA	$24.8	$27.8	$(3.0)

(1)
These costs represent amounts that are allowed to be added back for calculation of compliance with our debt agreement covenants, including; acquisition related adjustments to revenue, strategic investment costs, legal entity rationalization, IRS audit, debt issuance, Sarbanes-Oxley compliance, foreign withholding taxes, and non-recurring charges.

Net Revenue
The following table presents the breakdown of net revenues between product, maintenance and services revenue:

(In millions)	Three Months Ended March 31,
	2014	2013	Change ($)
Product revenue	$16.9	$18.2	$(1.3)
Maintenance revenue	61.2	66.3	(5.1)
Services revenue	19.1	20.1	(1.0)
Hosting & managed services revenue	$10.5	$—	$10.5
Total revenue	$107.7	$104.6	$3.1
The decline in product revenue for the three months ended March 31, 2014, when compared to the prior year is primarily related to a decline in our Unified IP revenue. We have focused our strategy on converting our Signature customers to Unified IP, targeting new logos and better leveraging Workforce Optimization up-sell opportunities to offset the impact of the runoff of our Signature volume, however, we continue to experience lengthening decision and approval cycles and many customers remain cautious with capital investments. Our Voxeo acquisition complimented our managed services offering by adding a hosted deployment alternative. Hosted offerings allow capital investment cautious customers an opportunity to delay cash outflow by switching from up front license fees to a recurring service. Over the past twelve months we have had several customers change their deployment model from on-premise to either hosted or managed services. We expect this trend to continue and we will continue to invest in these alternative deployment methods across our broad scale customer base.
We have experienced reductions in our maintenance revenue when compared to the prior year as our customers consolidated due to license decommissioning resulting from agent downsizing and we also experienced competitive displacements. In some cases our customers began migrating to the competitive platform in previous years and completed the migration during 2014. In addition, lower volume of product bookings in 2014 resulted in lower first year maintenance revenue.
Hosting and managed services revenue during 2014 represents the acquired Voxeo business as well as recurring revenue from customers that outsource management of their call center hardware and software to us and Aspect's hosted business. Our acquisition of Voxeo significantly enhanced our ability to support cloud, hybrid and premise-based deployments while adding a market-leading IVR and multi-channel self-service capability to our solution portfolio. We expect this revenue stream to become a more significant component of our total revenue as both prospective customers and existing customers opt for solutions requiring lower start up costs and predictable ongoing operating expenses.
The decline in services revenue in the current year is primarily the result of reduced product volume as a majority of our customers also purchase installation services with their product order.
Cost of Revenue
The following table presents the breakdown of cost of revenues between product, maintenance and services revenue and amortization expense for acquired intangible assets:

(In millions)	Three Months Ended March 31,
	2014	2013	Change ($)
Cost of product revenue	$5.3	$5.0	$0.3
Cost of maintenance revenue	17.5	18.2	(0.7)
Cost of services revenue	17.4	16.7	0.7
Cost of hosting & managed services revenue	5.8	—	5.8
Amortization expense for acquired intangible assets	1.2	1.3	(0.1)
Total cost of revenues	$47.2	$41.2	$6.0

The following table presents gross profit as a percentage of related revenue:

	Three Months Ended March 31,
	2014	2013	Change (pts)
Product gross margin	68.6%	72.5%	(3.9)
Maintenance gross margin	71.4%	72.5%	(1.1)
Services gross margin	8.9%	16.9%	(8.0)
Hosting & managed services margin	44.8%	—%	44.8
The decline in product gross margin in 2014 is primarily related to an increase in third party costs associated with a significant Back Office Optimization deal that closed in the first quarter. In addition, our lower product revenue in 2014 affected our ability to leverage our fixed costs resulting in a lower gross margin in the current year.
The deterioration in maintenance gross margin in 2014 is primarily related to lower volume. We have taken actions to reduce our costs globally to offset the volume decrease and will continue to assess our cost structure as we progress through 2014.
Services gross margin deteriorated for the three months ended March 31, 2014 when compared to the prior year primarily resulting from lower volume of projects as our product revenue declined. As many of our costs are fixed, volume declines affect our ability to leverage these costs.
Operating Expenses

(In millions)	Three Months Ended March 31,
	2014	2013	Change ($)
Research and development	$14.3	$12.2	$2.1
Selling, general and administrative	31.0	29.5	1.5
Amortization expense for acquired intangible assets	2.1	7.2	(5.1)
Total	$47.4	$48.9	$(1.5)
The increase in research and development expenses for the three months ended March 31, 2014, is primarily related to the increased headcount from our Voxeo acquisition, severance costs related to realigning our workforce, as well as increased investment in tools to improve our development and delivery of new and enhanced solutions.
The increase in selling, general and administrative expenses for the three months ended March 31, 2014 is primarily related to increased headcount resulting from our Voxeo acquisition.
Amortization expense for acquired intangible assets in 2014 decreased as compared to the same period in the prior year as certain assets became fully amortized.

Interest and Other Expense, Net
The components of interest and other expense, net, were as follows:

(In millions)	Three Months Ended March 31,
	2014	2013	Change ($)
Interest expense, net	$19.1	$16.4	$2.7
Exchange rate (gain) loss	(0.3)	0.2	(0.5)
Other expense (income) , net	0.1	(0.1)	0.2
Total interest and other expense, net	$18.9	$16.5	$2.4

Interest expense for the three months ended March 31, 2014 increased as compared to the prior year period due to increased debt levels resulting from $85.0 million of delayed draw term loan and $25.0 million of issued second lien notes to fund the Voxeo acquisition.
For the three months ended March 31, 2014 as compared to the prior year periods, we experienced an exchange rate gain primarily due to the strengthening of the United States dollar against foreign currencies.
Income Taxes
The following table presents benefit from income taxes and the effective tax rate:

(Dollars in millions)	Three Months Ended March 31,
	2014	2013	Change
Provision for (benefit from) income taxes	$1.6	$(1.0)	$2.6
Effective tax rate	(27.7)%	51.4%	(79.1	) pts

Our income tax expense was $1.6 million for the three months ended March 31, 2014 compared to an income tax benefit of $1.0 million for the three months ended March 31, 2013. Our tax expense (benefit) in each period differs from the amount resulting from applying statutory rates primarily due to foreign operations in lower tax jurisdictions, tax reserve adjustments, valuation allowance adjustments and benefits recorded for tax credits.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $2.6 million to $25.6 million at March 31, 2014 from $28.2 million at December 31, 2013. Our existing cash balance generated by operations and borrowings available under our credit facilities are our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next 12 months.
A condensed statement of cash flows for the three months ended March 31, 2014 and 2013 follows:

(In millions)	Three Months Ended March 31,
	2014	2013
Net cash (used for) provided by:
Net income (loss)	$(7.4)	$(1.0)
Adjustments to net loss for non-cash items	8.9	10.1
Changes in operating assets and liabilities	14.7	12.1
Operating activities	16.2	21.2
Investing activities	(2.4)	(3.2)
Financing activities	(16.1)	—
Effect of exchange rate changes	(0.3)	(1.6)
Net change in cash and cash equivalents	(2.6)	16.4
Cash and cash equivalents at beginning of period	28.2	82.4
Cash and cash equivalents at end of period	$25.6	$98.8

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower cash flows from our annual maintenance renewals primarily resulting from agent downsizing, license decommissioning and competitive displacements.
Net Cash Used In Investing Activities

Net cash used in investing activities for the thee months ended March, 2013 primarily consisted of our $1.9 million investment in eg solutions plc. ("eg"), a back office optimization software company in the United Kingdom.
Net cash used in investing activities for the three months ended March 31, 2014 also included $2.4 million of capital expenditures compared to $1.4 million in the prior year. This additional investment in 2014 is primarily related to the our investment in an updated ERP system as well as an initiative to revitalize our existing office space.
Net Cash Used In Financing Activities
Net cash used in financing activities for the three months ended March 31, 2014 primarily represented scheduled principal payments to our first-lien lenders of $6.1 million and a $10.0 million repayment to our revolving credit line.
Debt Covenants
We were in compliance with all of our financial debt covenants as of March 31, 2014.
Off-Balance Sheet Arrangements
In our Annual Report on Form 10-K (333-170936), we included a discussion of our off-balance sheet arrangements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” There have been no significant changes to our off-balance sheet arrangements since December 31, 2014.
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
During the first three months of 2014, there were no significant changes to our critical accounting policies and estimates. For a complete discussion of all other critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K (File No. 333-170936).
Item 3. Quantitative and Qualitative Disclosure of Market Risks
During the first three months of 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures of Market Risks” in our Annual Report on Form 10-K (File No. 333-170936), for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
Disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
On May 6, 2014, Aspect Software, Inc. (as borrower), the Company's domestic operating subsidiary, amended its Credit Facility to extend the maturity of its senior secured revolving facility ("Revolver") with an original maturity date of May 7, 2014, for one week to allow time for discussions and negotiations with interested parties. On May 13, 2014, the Credit Facility was further amended to extend the maturity date of the Revolver through June 2, 2014. The Company expects to have a one-year extension finalized before June 2, 2014.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1*
Amendment No. 4 to the Credit Agreement dated as of May 14, 2014, among Aspect Software Parent, Inc., Aspect Software, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and issuing bank and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents

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

Date: May 15, 2014	ASPECT SOFTWARE GROUP HOLDINGS LTD.

	By:	/s/ Robert J. Krakauer
Robert J. Krakauer, Executive Vice President and Chief Financial Officer